Form 10-K
period 2009-08-31
Restaurant Concepts of America Inc.
filed 2009-12-15
CIK 1467434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 333-160517

RESTAURANT CONCEPTS OF AMERICA INC.
(Name of registrant in its charter)

Nevada	5810	26-3121630
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial	Identification
organization)	Classification	No.)
Code Number)

11301 Lakeline Boulevard
Austin, Texas 78717
(Address of principal executive offices)

(512) 585-5511
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF
THE EXCHANGE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X].

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K  contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of February 28, 2009, the end of the issuer’s most recently completed second fiscal quarter, was $0 as there was no market for the issuer’s common equity as of February 28, 2009.

At December 11, 2009, there were 10,160,003 shares of the Issuer's common stock outstanding, which number includes 50,000 shares of common stock which the Issuer has agreed to issue, but which have not been physically issued as of the date hereof (as described below).

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS	27

SIGNATURES	28

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2009. AS USED HEREIN, THE "COMPANY," “RESTAURANT CONCEPTS,” “ROCA”, "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO RESTAURANT CONCEPTS OF AMERICA INC.

ITEM 1. BUSINESS

Overview

The Company was incorporated in Nevada on August 1, 2008.  We are currently a development stage company and plan to operate as a restaurant holding company specializing in the development and expansion of proven independent restaurant concepts into multi-unit locations through corporate-owned stores, licensing, and franchising opportunities, funding permitting.  We have not generated any significant revenues to date, nor do we currently have any significant assets; however, as described in greater detail below, we do have one client with whom we have contracted with.  Our mailing address is 11301 Lakeline Boulevard, Austin, Texas 78717, our telephone number is (512) 585-5511 and our fax number is (512) 331-5896.

Business Overview

We believe there are compelling opportunities in the restaurant industry to acquire proven independent restaurant concepts and expand through the opening of corporate-owned stores offering franchise opportunities.  The Company envisions that there will be acquisition opportunities in the sandwich, bakery-cafe, quick-casual, casual dining and family dining segments of the restaurant industry, and the Company hopes to actively pursue acquisitions in such dining segments in the future, funding permitting.  The Company will not, however, actively pursue quick service restaurant (“QSR”), or “fast food” restaurant, opportunities but will evaluate potential QSR acquisitions on a case-by-case basis.

The Company believes that the ideal independent restaurant concept acquisition candidate has the following characteristics:

•	Average unit volumes (“AUVs”) higher than comparable concepts within its segment;
•	Unit build-out costs which are less than the AUV’s historically generated by the concept;
•	Unit-level earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) that is higher than comparable concepts within its segment;
•	Prime costs, equal to food and variable labor costs, that are lower than comparable concepts within its segment;
•	A strong presence in a desirable demographic marketing area (“DMA”) that can act as a strong foundation from which to grow; and
•	Appeal across multiple day-parts (i.e. breakfast, lunch and dinner).

The Company’s current business plan anticipates franchising its future concepts once they have been incubated and sufficiently developed to generate interest from potential franchisees, of which there can be no assurance.  The Company plans to weigh the advantages and disadvantages of franchising for any of its future portfolio concepts assuming each concept has been developed through corporate-owned locations, of which there can be no assurance, to a point where franchising is feasible.  It is important to note that we have had no discussions pertaining to any acquisitions and none have been identified to date.  Furthermore, we do not currently have sufficient cash on hand to complete any acquisitions, in the event any are located, and will need to raise significant additional capital in the future to complete any proposed acquisitions.  The Company offers no assurances that it will complete any acquisitions in the future.

The Company believes that franchising typically provides the most cost-effective way to rapidly expand successful concepts by mitigating the risk involved with new concepts and providing a steady stream of cash flow to the franchisor in the form of royalty payments.  Our management typically sees royalty payments of 3% to 6% of gross restaurant revenue, which are not affected by cost increases at the franchisee level.  In fact, based on the Company’s discussions with various finance groups and private equity firms, the revenue stream from franchisee royalty payments to the franchisor is predictable and steady enough that many restaurant concept buyouts are being financed through securitization of future royalty payments from the concept’s franchisees, a trend that the Company can make no assurances will continue in the future.

The Company plans to weigh the advantages and disadvantages of franchising for each of future portfolio concepts (if any) once such concept has been developed through corporate-owned locations to a point where franchising is feasible, of which there can be no assurance.  It is important to note that we have had no discussions pertaining to any acquisitions and none have been identified to date.  Additionally, the Company offers no assurances that it will complete any acquisitions in the future.

On or around August 4, 2009, the Company entered into a Consulting Agreement with Restaurant Growth Partners (“Restaurant Growth” and the “Consulting Agreement”).  Pursuant to the Consulting Agreement, Restaurant Growth agreed to retain our services for a term of three months, subject to extension as provided below.  We agreed to perform services for Restaurant Growth as an independent contractor including: making recommendations of prospective acquisition targets for Restaurant Growth; analyzing any such prospective targets; providing consultation on new concept development; assistance with preparing presentation materials to potential targets or funding sources; assistance with the preparation of operational and marketing plans, and other consulting services as requested by Restaurant Growth from time to time.

Pursuant to the Consulting Agreement, Restaurant Growth agreed to pay us a $5,000 non-refundable retainer fee for the first three months of the Consulting Agreement, which funds we have received to date.  The Consulting Agreement has since expired and the Company does not anticipate receiving any additional consideration in connection with the Consulting Agreement moving forward.

Industry Trends

According to rankings in Restaurants and Institutions Magazine’s 43rd annual “Top 400” chains, the combined revenue of the 400 largest US-based restaurant chains was $277.2 billion in 2006, representing a 6.8% increase over 2005.”

Intellectual Property

The Company does not own any patents, licenses or copyrights related to its business.

Competition

The restaurant industry is highly competitive and fragmented. The Company expects competition to intensify in the future. The Company expects to compete with numerous national, regional and local restaurants, restaurant holding companies and restaurant chains, many of which have substantially greater financial, managerial and other resources than those presently available to the Company.  Further, in the event the Company acquires and/or establishes restaurant concepts that can be franchised, the Company will compete with numerous other restaurants for potential franchisees.  Numerous well-established companies are focusing significant resources on building and establishing profitable restaurant concepts that currently compete and will compete with the Company's business in the future.  The Company can make no assurance that it will be able to effectively compete with other restaurant developers or that competitive pressures, including possible downward pressure on the restaurant industry as a whole, will not arise. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company's primary focus will be restaurant concepts included in the market segment "Fast Casual" or "Convenient Casual" dining.  Fast Casual and Convenient Casual concepts are defined by several characteristics including walk up counter service, quality product offerings and upgraded atmospheres.  Competitors in the Fast Casual and/or Convenient Casual segments include among other businesses, many deli's and bakery cafes similar to La Madeleine, Atlanta Bread Company, and Panera Bread.

Employees

As of the date of this filing, David Cho, our President, Chief Executive Officer and Director, is our only full-time employee.  Mr. Cho spends approximately 40 hours per week on Company matters.  Pete Wainscott works for the Company only in his capacity as Director and spends approximately 5-10 hours per week on Company matters.  The Company has no other employees or contactors.

Blank Check Company Issues

Rule 419 of the Securities Act of 1933, as amended (the “Act”) governs offerings by “blank check companies.”  Rule 419 defines a “blank check company” as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and issuing “penny stock,” as defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended.

Our management believes that the Company does not meet the definition of a “blank check company,” because, while we are in the development stage, we do have a specific business plan and purpose as described above, and our current purpose is not to engage in a merger or acquisition, and as such, we should not therefore be characterized as a “blank check company.”

ITEM 1A. RISK FACTORS.

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this filing before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

The Company's business is subject to the following Risk Factors (references to "our," "we," "RCOA" and words of similar meaning in these Risk Factors refer to the Company):

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

Our growth and continued operations could be impaired by limitations on our access to capital markets.   Furthermore, we can give no assurances that the limited capital we have raised and the additional capital available to us from our principals, if any, will be adequate for our long-term growth.  If financing is available, it may involve issuing securities senior to our common stock, or equity financings which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan (see also the description of our required capital for fiscal 2010 as described below under “Liquidity and Capital Resources”).

Even if we are successful in raising capital in the future, we will likely need to raise additional capital to continue and/or expand our operations.  If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.  As of the date of this filing, we have only limited operations and have not generated any significant revenues since the Company’s inception on August 1, 2008.

WE HAVE NOT GENERATED ANY SIGNIFICANT REVENUES SINCE OUR INCEPTION IN AUGUST 2008.

Since the our inception in August 2008, we have yet to generate any significant revenues, and currently have only limited operations, as we are presently in the development stage of our business development.  We make no assurances that we will be able to generate any significant revenues in the future and/or that we will be able to gain clients in the future to build our business to the level of revenue generation.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “SHELL COMPANY.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  Consequently, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder or us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have not generated any revenues through August 31, 2009, had a working capital deficit of $28,104 as of August 31, 2009 and had a net loss of $20,300 for the period from inception (August 1, 2008) to August 31, 2008 and a net loss of $34,305 for the year ended August 31, 2009.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

THE SUCCESS OF THE COMPANY DEPENDS HEAVILY ON DAVID CHO AND PETE WAINSCOTT AND THEIR INDUSTRY CONTACTS.

The success of the Company will depend on the abilities of David Cho, our President, Chief Executive Officer, and Director, and Pete Wainscott, our Director, to generate business from their existing contacts and relationships within the restaurant industry.  The loss of Mr. Cho or Mr. Wainscott will have a material adverse effect on the business, results of operations (if any) and financial condition of the Company.  In addition, the loss of Mr. Cho or Mr. Wainscott may force the Company to seek a replacement or replacements, who may have less experience, fewer contacts, or less understanding of the Company’s business.  Further, we can make no assurances that we will be able to find a suitable replacement for either Mr. Cho or Mr. Wainscott, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.  The Company does not have an employment agreement with Mr. Cho or Mr. Wainscott.

OUR OFFICERS AND DIRECTORS EXERCISE MAJORITY VOTING CONTROL OVER THE COMPANY AND THEREFORE EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

David Cho, our President, Chief Executive Officer, and Director, can vote an aggregate of 5,500,000 shares, equal to 54.1% of our outstanding common stock and Pete Wainscott, our Director can vote an aggregate of 3,500,000 shares, equal to 34.4% of our outstanding common stock.  Therefore, Mr. Cho and Mr. Wainscott are able to vote 88.5% of our outstanding shares of common stock and therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for other shareholders to remove Mr. Cho or Mr. Wainscott as Directors of the Company, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

OUR OFFICERS AND DIRECTORS HAVE OTHER EMPLOYMENT OUTSIDE OF THE COMPANY, AND AS SUCH, MAY NOT BE ABLE TO DEVOTE SUFFICIENT TIME TO OUR OPERATIONS.

David Cho, our President, Chief Executive Officer, and Director is our only employee, and he along with Pete Wainscott, our Director, are our only officers and Directors. Further, Mr. Cho and Mr. Wainscott each currently have employment outside of the Company.  As such, Mr. Cho spends approximately 40 hours per week on Company matters and Mr. Wainscott only spends approximately 5-10 hours per week on Company matters; and as such, they may not be able to devote a sufficient amount of time to our operations.  This may be exacerbated by the fact that Mr. Cho is currently our only officer.  If Mr. Cho and Mr. Wainscott are not able to spend a sufficient amount of their available time on our operations, we may never gain any clients, may not ever generate any significant revenue and/or any investment in the Company could become worthless.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO FORECAST OUR FUTURE RESULTS, MAKING ANY INVESTMENT IN US HIGHLY SPECULATIVE.

We have a limited operating history, and our historical financial and operating information is of limited value in predicting our future operating results.  We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts.  Our current and future expense levels are based largely on our investment plans and estimates of future revenue.  As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

The restaurant industry is highly competitive and fragmented. The Company expects competition to intensify in the future. The Company expects to compete with numerous national, regional and local restaurants, restaurant holding companies and restaurant chains, many of which have substantially greater financial, managerial and other resources than those presently available to the Company.  Further, in the event the Company acquires and/or establishes restaurant concepts that can be franchised, the Company will compete with numerous other restaurants for potential franchisees.  Numerous well-established companies are focusing significant resources on building and establishing profitable restaurant concepts that currently compete and will compete with the Company's business in the future.  The Company can make no assurance that it will be able to effectively compete with other restaurant developers or that competitive pressures, including possible downward pressure on the restaurant industry as a whole, will not arise. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the Company’s business, results of operations and financial condition.

OUR GROWTH WILL PLACE SIGNIFICANT STRAINS ON OUR RESOURCES.

The Company is currently in the development stage, with only limited operations, and is currently seeking out potential restaurant concepts and sources of revenue, and has not generated any significant revenues since inception on August 1, 2008.  The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources as David Cho is our only officer and employee; and the Company will likely continue to have limited employees in the future. Furthermore, assuming the Company is able to acquire and develop successful restaurant concepts, of which there can be no assurance, it will be required to manage multiple relationships with various customers, franchisees and other third parties. These requirements will be exacerbated in the event of further growth of the Company. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to successfully implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

OUR ARTICLES OF INCORPORATION, AS AMENDED, AND BYLAWS LIMIT THE LIABILITY OF, AND PROVIDE INDEMNIFICATION FOR, OUR OFFICERS AND DIRECTORS.

Our Articles of Incorporation, as amended, generally limit our officers' and Directors' personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or Director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation, as amended, and Bylaws provide indemnification for our officers and Directors to the fullest extent authorized by the Nevada General Corporation Law against all expense, liability, and loss, including attorney's fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or Director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a "Proceeding") to which the officer or Director is made a party or is threatened to be made a party, or in which the officer or Director is involved by reason of the fact that he is or was an officer or Director of the Company, or is or was serving at the request of the Company as an officer or director of another corporation or of a partnership, joint venture, trust or other enterprise whether the basis of the Proceeding is an alleged action in an official capacity as an officer or Director, or in any other capacity while serving as an officer or Director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and Directors for liabilities incurred in connection with their good faith acts for the Company.  Such an indemnification payment might deplete the Company's assets. Stockholders who have questions regarding the fiduciary obligations of the officers and Directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act of 1933, as amended, and the rules and regulations thereunder is against public policy and therefore unenforceable.

Risks Relating To the Company’s Securities

WE HAVE NEVER ISSUED CASH DIVIDENDS IN CONNECTION WITH OUR COMMON STOCK AND HAVE NO PLANS TO ISSUE DIVIDENDS IN THE FUTURE.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future.  While our dividend policy will be based on the operating results and capital needs of our business, it is anticipated that any earnings will be retained to finance our future expansion.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING AND SATISFY OBLIGATIONS THROUGH THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

BECAUSE WE ARE NOT SUBJECT TO COMPLIANCE WITH RULES REQUIRING THE ADOPTION OF CERTAIN CORPORATE GOVERNANCE MEASURES, OUR STOCKHOLDERS HAVE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

WE DO NOT CURRENTLY HAVE A PUBLIC MARKET FOR OUR SECURITIES. IF THERE IS A MARKET FOR OUR SECURITIES IN THE FUTURE, SUCH MARKET MAY BE VOLATILE AND ILLIQUID.

In October 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol RCNC.OB.  However, there is currently no public market for our common stock, and we can make no assurances that there will be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1) actual or anticipated variations in our results of operations;

(2) our ability or inability to generate new revenues;

(3) increased competition; and

(4) conditions and trends in the market for restaurants and eateries.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS.

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this filing, we have 10,160,003 shares of common stock outstanding, which number includes 50,000 shares of common stock which we have agreed to issue, but which have not been physically issued as of the date hereof (as described below) and no shares of preferred stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this filing and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

 Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

ITEM 2. PROPERTIES

David Cho, our President, Chief Executive Officer, and Director, currently supplies the Company the use of office space from his business office, free of charge.  The office space encompasses approximately 100 square feet.  Neither the Company nor Mr. Cho currently has any plans of seeking alternative arrangements for the Company’s office space and/or changing the terms of the Company’s use of such office space.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In October 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol RCNC.OB; however, no shares of our common stock have traded to date and there is currently no public market for our common stock.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share (“Common Stock”) and 10,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).

Common Stock

The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine.  Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders.  There is no cumulative voting of the election of directors then standing for election.  The Common Stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.  Each outstanding share of Common Stock is duly and validly issued, fully paid and non-assessable.

Preferred Stock

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors (“Board of Directors”) prior to the issuance of any shares thereof.  Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.  The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

Options, Warrants and Convertible Securities

We have no options, warrants or other convertible securities outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

In August 2008, in connection with the Company’s formation, we issued an aggregate of 10,000,000 shares of our common stock at par value, including 5,500,000 shares to David Cho, our President, Chief Executive Officer, and Director in connection with his services to us as President, Chief Executive Officer, and Director, 3,500,000 shares to Pete Wainscott, our Director, in consideration for his services to us as our Director and 1,000,000 shares to our legal counsel, David M. Loev, in consideration with services rendered in connection with our formation. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

In January 2009, in connection with an offering of up to $150,000 or 1,000,000 shares of the Company’s common stock at a price of $0.15 per share (the “Offering”), the Company sold an aggregate of 46,666 shares of common stock to six investors for aggregate consideration of $7,000.  The Company claims an exemption provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended.

From March through June 2009, in connection with the Offering, the Company sold an aggregate of 63,337 shares of common stock to nineteen investors for aggregate consideration of $9,501.  The Company claims an exemption provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In October 2009, we entered into an agreement with Island Stock Transfer (“Island”) to serve as the Company’s Transfer Agent.  In connection with the agreement, we agreed to pay Island $7,500 and to issue Island 50,000 shares of our restricted common stock, which shares have not been physically issued to date, but which have been included in the number of issued and outstanding shares disclosed throughout this report.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

ITEM 6. SELECTED FINANCIAL DATA

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

Critical Accounting Policies:

Development Stage Policy

The Company complies with the Financial Accounting Standards Board Statement no. 7 “Accounting and Reporting by Development Stage Enterprises” in its characterization of the Company as a development stage enterprise.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Revenues from the sales of franchises are recognized as income when substantially all of our material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within net sales.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Share-Based Payment

The Company accounts for employee and non-employee stock awards under SFAS 123(R), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely then not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  The Company records a valuation allowance to reduce any deferred tax assets to the amount that is more likely than not to be realized.

Fair Value of Financial Instruments

The amounts reported in the balance sheets for cash, and accounts payable are short-term in nature and their carrying values approximate fair values.

Recent Accounting Pronouncements

During the year ended August 31, 2009 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:

New Accounting Pronouncements (Adopted)

SFAS No. 157.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 157 for the Company’s financial assets and liabilities in the first quarter of fiscal 2009, and provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 165.    In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This statement is effective for interim or fiscal periods ending after June 15, 2009, and is applied prospectively. We adopted SFAS No. 165 in the year ended August 31, 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows.

New Accounting Pronouncements (Not yet adopted)

SFAS No. 168.    In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 will not have a material impact on our financial condition, results of operations or cash flows.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2009 AND FOR THE PERIOD FROM AUGUST 1, 2008 (INCEPTION) THROUGH AUGUST 31, 2008

We had no revenues for the year ended August 31, 2009 or for the period from August 1, 2008 (Inception) through August 31, 2008.  The Company is currently in the development stage of its business development and has had only limited operations to date.

We had operating expenses consisting entirely of general and administrative expenses of $39,305 for the year ended August 31, 2009, compared to expenses of $20,300 for the period from August 1, 2008 (Inception) through August 31, 2008, an increase in expenses of $19,005 or 93.6% from the prior period.  The general and administrative expenses are mainly attributable to professional fees, including legal and auditing fees in connection with the preparation of the Company’s Private Placement Memorandum, the audited financial statements contained therein and our corporate formation.  General and administrative expenses increased mainly due to the fact that general and administrative expenses for the year ended August 31, 2009, included expenses for an entire twelve months, whereas expenses for the period from August 1, 2008 (Inception) to August 31, 2008, only included expenses for approximately one month.

We had other income of $5,000 for the year ended August 31, 2009, due to the Company’s Consulting Agreement with Restaurant Growth, as described above, compared to no other income for the period from August 1, 2008 (Inception) until August 31, 2008.

We had a net loss of $34,305 for the year ended August 31, 2009, compared to a net loss of $20,300 for the period from August 1, 2008 (Inception) through August 31, 2008, an increase in net loss of $14,005 or 69.0% from the prior period. The increase in net loss was the result of the $19,005 or 93.6% increase in general and administrative expenses offset by the $5,000 increase in other income for the year ended August 31, 2009, compared to the period from August 1, 2008 (Inception) through August 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of cash of $2,338 as of August 31, 2009.

We had total liabilities consisting solely of current liabilities of $30,442 as of August 31, 2009, which included $20,292 of accounts payable in connection with legal, accounting and auditing fees and $10,150 of loan payable to related party, which amount was due to the Company’s President and Chief Executive Officer, David Cho (as described below).

We had negative working capital of $28,104 and a total accumulated deficit of $54,605 as of August 31, 2009.

We had net cash used in operating activities of $24,313 for the year ended August 31, 2009, which was due to $34,305 of net loss offset by $9,992 of accounts payable.

We had cash provided by financing activities of $26,651 for the year ended August 31, 2009, which was due to $10,150 of proceeds from shareholder loan as a result of Mr. Cho’s loan as described below and $16,501 of proceeds from private placement in connection with the sale of shares of our common stock in connection with the Offering, as described below.

On or around October 7, 2008, the Company entered into a $10,150 Promissory Note with its President, Chief Executive Officer, and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and was due and payable on October 7, 2009. Prior to the maturity date of the Promissory Note, Mr. Cho agreed to extend the due date of such Promissory Note for an additional year to October 7, 2010.

The Company estimates the need for approximately $500,000 of additional funding during the next 12 months to continue its business operations and expand its operations as planned (i.e., by building out corporate owned restaurant concepts in and around Texas), and we can provide no assurances that such funding can be raised on favorable terms, if at all.  We anticipate the need for approximately $150,000 to $250,000 to construct and implement each restaurant concept which we choose to acquire in the future.  As such, in the event we raise more than approximately $150,000 to $250,000 in additional funds, but less than $500,000, we will seek to build out at least one corporate owned restaurant concept.

We believe we can continue our operations for approximately the next six (6) months if no additional financing is raised; provided however that we will not be able to expand our business operations or acquire any restaurant concepts, and will need to actively seek to keep our expenses associated with being a public company and marketing expenses as low as possible until such time as we can raise additional funding, if ever.   If we are unable to raise adequate working capital for fiscal 2010, we will continue to market our services as funding permits and will continue to actively seek out additional funding for the Company’s planned expansion (as described above), but we will be restricted in the implementation of our business plan.

Moving forward, we plan to seek out additional debt and/or equity financing; however, we do not currently have any specific plans to raise such additional financing at this time.   The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
OF RESTAURANT CONCEPTS OF AMERICA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Restaurant Concepts of America Inc.
(A Development Stage Company)
Austin, TX

We have audited the accompanying balance sheets of Restaurant Concepts of America Inc. (a development stage company)(the “Company”) as of August 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the year ended August 31, 2009 and for the periods from August 1, 2008 (inception) through August 31, 2008 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Restaurant Concepts of America Inc. as of August 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended August 31, 2009, and for the periods from August 1, 2008 (inception) through August 31, 2008 and 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, loss from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
December 9, 2009

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31,	August 31,
	2009	2008
ASSETS
Current assets
Cash	$2,338	$-

Total current assets	2,338	-

Total assets	$2,338	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$20,292	$10,300
Loan from Stockholders	10,150	-

Total current liabilities	30,442	10,300

Total liabilities	30,442	10,300

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued, and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
10,110,003 and 10,000,000 shares issued and outstanding as of August 31, 2009 and 2008, respectively	10,110	10,000
Additional paid in capital	16,391	-
Deficit accumulated during the development stage	(54,605)	(20,300)
Total stockholders' deficit	(28,104)	(10,300)

Total liabilities and stockholders' deficit	$2,338	$-

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED AUGUST 31, 2009
AND THE PERIODS FROM AUGUST 1, 2008 (INCEPTION)
THROUGH AUGUST 31, 2008 AND 2009

		Inception	Inception
	Year Ended	Through	Through
	August 31,	August 31,	August 31,
	2009	2008	2009
Operating expenses
General and administrative	$39,305	$20,300	$59,605

Net loss from operations	(39,305)	(20,300)	(59,605)

Other income
Other income	5,000	-	5,000

Net loss	$(34,305)	$(20,300)	$(54,605)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	10,045,630	10,000,000

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED AUGUST 31, 3009
AND THE PERIODS FROM AUGUST 1, 2008 (INCEPTION)
THROUGH AUGUST 31, 2008 AND 2009
		Inception	Inception
	Year Ended	Through	Through
	August 31,	August 31,	August 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(34,305)	$(20,300)	$(54,605)
Adjustment to reconcile net loss to net cash used
in operating activities
Common stock issued for services	-	10,000	10,000
Changes in:
Accounts payable and accrued expenses	9,992	10,300	20,292
NET CASH USED IN OPERATING ACTIVITIES	(24,313)	-	(24,313)

FINANCING ACTIVITIES:
Common stock issued for cash	16,501	-	16,501
Proceeds from shareholder loan	10,150	-	10,150
NET CASH PROVIDED FROM FINANCING ACTIVITIES	26,651	-	26,651

NET INCREASE IN CASH	2,338	-	2,338
Cash, beginning of period	-	-	-
Cash, end of period	$2,338	$-	$2,338

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD AUGUST 1, 2008 (INCEPTION) THROUGH AUGUST 31, 2009

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Deficit

Balance at August 1, 2008	-	$-	$-	$-	$-

Shares issued to founders for services	10,000,000	10,000	-	-	10,000

Net Loss				(20,300)	(20,300)

Balance at August 31, 2008	10,000,000	10,000	-	(20,300)	(10,300)

Common stock issued for cash	110,003	110	16,391		16,501

Net Loss				(34,305)	(34,305)

Balance at August 31, 2009	10,110,003	$10,110	$16,391	$(54,605)	$(28,104)

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Restaurant Concepts of America Inc (the “Company” or “the Corporation”) is a development stage company.  The Company was incorporated under the laws of the State of Nevada on August 1, 2008.

The Company was formed for the purpose of specializing in the development and expansion of proven independent restaurant concepts into multi-unit locations through corporate owned stores, licensing, and franchising opportunities. There are compelling opportunities in the restaurant industry to acquire proven independent restaurant concepts and expand through the opening of corporate owned stores offering franchise opportunities.  The Company envisions that there will be acquisition opportunities in the sandwich, bakery-cafe, quick, casual dining and family dining segments of the restaurant industry.  The Company will also consider consulting opportunities that relate to the proven restaurant concepts.

The Company’s fiscal year end is August 31.

NOTE 2 – SUMMARY OF ACCOUTING POLICIES

Development Stage Policy

The Company complies with the Financial Accounting Standards Board Statement no. 7 “Accounting and Reporting by Development Stage Enterprises” in its characterization of the Company as a development stage enterprise.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Revenues from the sales of franchises are recognized as income when substantially all of our material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within net sales.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Share-Based Payment

The Company accounts for employee and non-employee stock awards under SFAS 123(R), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely then not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  The Company records a valuation allowance to reduce any deferred tax assets to the amount that is more likely than not to be realized.

Fair Value of Financial Instruments

The amounts reported in the balance sheets for cash, and accounts payable are short-term in nature and their carrying values approximate fair values.

Recent Accounting Pronouncements

During the year ended August 31, 2009 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with the exception of:

New Accounting Pronouncements (Adopted)

SFAS No. 157.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 157 for the Company’s financial assets and liabilities in the first quarter of fiscal 2009, and provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 165.    In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This statement is effective for interim or fiscal periods ending after June 15, 2009, and is applied prospectively. We adopted SFAS No. 165 in the year ended August 31, 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows.

New Accounting Pronouncements (Not yet adopted)

SFAS No. 168.    In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 will have a material impact on our financial condition, results of operations or cash flows.

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

For the period ended August 31, 2009, the Company incurred a net loss of $34,305, and had a working capital deficit of $28,104.  Because of the current period loss, the Company will require additional working capital to develop and/or renew its business operations.

The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew or continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - CAPITAL STOCK

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share and 10,000,000 shares of blank check preferred stock with a par value of $0.001 per share.

During the months of January through August 2009 the Company raised $16,501 from a private placement of 110,003 common shares at $.15 per share.

NOTE 5 – INCOME TAXES

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes due to the change in valuation allowance.  The valuation allowance increased $12,000 during 2009.

At August 31, 2009 and 2008, deferred tax assets consisted of the following:

	2009	2008
Deferred tax assets
Net operating losses	$19,000	$7,000
Less: valuation allowance	(19,000)	(7,000)

Net deferred tax asset	$-	$-

At August 31, 2009 the Company had an unused net operating loss carry-forward approximating $54,600 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company entered into a promissory note with the President/CEO of the Company, David Cho, for ten thousand one hundred fifty US dollars ($10,150) dated October 7, 2008.  The note and accrued interest at eight percent (8%) per annum was due and payable on October 7, 2009 and is unsecured.  This note was not paid on October 7, 2009 and has been extended by the President/CEO until October 7, 2010.

NOTE 7 – CONSULTING AGREEMENTS

The Company entered into a consulting agreement with Restaurant Growth Partners on August 4, 2009.  The term of the agreement is for a 3 month period and may be extended based on the mutual consent of both parties.  The Company received a $5,000 non-refundable retainer fee which is included in other income.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure or recognition through the date of the financial statements that were available to be issued on December 9, 2009.

On October 1, 2009, the Company entered into an agreement with a transfer agent to provide future services for twelve months.  The Company is required to pay $7,500 up front and issue $7,500 of common stock to the transfer agent (50,000 shares of common stock).  The Company agreed to register these shares in any future registrations statements filed by the Company.  There are no penalties associated with the agreement if registration does not occur.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)
Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our Directors and executive officers. Our executive officers and Directors currently serving are as follows:

Name	Age	Position

David Cho	31	President, Chief Executive Officer, Secretary, Treasurer and Director

Pete Wainscott	48	Director

BIOGRAPHICAL INFORMATION

David Cho has served as our President, Chief Executive Officer, Secretary, Treasurer and Director since inception on August 1, 2008.  Mr. Cho is also currently the owner and operator of DSC Classic Subs, a business he has owned since July 2006 that currently owns two Quiznos Sub locations in Austin, Texas.  Prior to this, he was the executive chef of Kenichi, a contemporary Asian cuisine and sushi restaurant in Austin, Texas, from April 2004 to July 2006.  From November 2001 to April 2004, he was the owner and operator of Midori Sushi, a sushi restaurant in Austin, Texas.

Mr. Cho has been in the restaurant business for over 10 years.  He is currently an active member and supporter of Cedar Park Chamber of Commerce, and a member of Marketing Action Team through corporate office of Quiznos.

Pete Wainscott has served as our Director since inception on August 1, 2008.  He is also currently the President and Chief Executive Officer of Reliable Cleaning Service in Austin, Texas, a position he has held since September 1993.  Additionally, he has been the President and Chief Executive Officer of Ivory Slate since June 2005.  From September 1987 to August 1993, he was the owner, Secretary and Treasurer of Fiesta Flowers in Austin, Texas.

Mr. Cho spends approximately 40 hours per week on Company matters and Mr. Wainscott only spends approximately 5-10 hours per week on Company matters.

Our Directors and any additional Directors we may appoint in the future are elected annually and will hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining Directors.

Involvement In Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any Director or executive officer, of Company during the past five years, other than as provided above, if any.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Audit Committee

Due to the Company's size, the Company does not have an Audit Committee.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors, evaluated the business of the Company and the number of employees and determined that since the business is operated by only two persons our President, Chief Executive Officer, Secretary, Treasurer and Director, David Cho, and our Director, Pete Wainscott, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Executive Compensation Table:

Name and principal position (a)	Year ended August 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Cho CEO, President, Secretary, Treasurer and Director	2009	-	-	-		-	-	-	-	-
	2008	-	-	550	(1)	-	-	-	-	550

The table above does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(1) Represents 5,500,000 restricted shares of common stock issued to David Cho, our President, CEO and Director, which shares were issued to Mr. Cho in consideration for services rendered as the Company’s President, CEO, Secretary and Director, and which were valued at their par value, $0.001 per share, for an aggregate value of $550, pursuant to FAS 123(R).  The number of shares issued to Mr. Cho in consideration for his services to the Company was determined in the sole discretion of the Board of Directors of the Company (consisting solely of Mr. Cho and Mr. Wainscott) based on the capitalization of the Company, the services rendered by Mr. Cho, the restricted nature of the shares and the fact that no public market existed for the Company’s shares, and the fact that Mr. Cho had agreed to render such services solely in consideration for shares of the Company’s common stock.

Stock Option Grants

We have not granted any stock options since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with David Cho, our President, Chief Executive Officer, Secretary, Treasurer and Director, or with Pete Wainscott, our Director.

DIRECTOR COMPENSATION

The Table below sets forth the total compensation paid to our non-executive Director for the year ended August 31, 2009.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Pete Wainscott Director	-	-	-	-	-	-	-

The table above does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors.  The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination.  As our executive officers currently draw no compensation from us, we do not currently have any executive compensation program in place.  Our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance.  This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies.  Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.   We do not currently anticipate paying any cash compensation to our officers until such time as we generate revenues sufficient to support our operations and planned business activities, if ever.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of December 11, 2009 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 10,160,003 shares of common stock outstanding, as of December 11, 2009, which number includes 50,000 shares of common stock which we have agreed to issue, but which have not been physically issued as of the date hereof (as described above), (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
David Cho President, Chief Executive Officer, Secretary, Treasurer and Director 11301 Lakeline Boulevard Austin, Texas 78717	5,500,000	54.1%
Pete Wainscott Director 11301 Lakeline Boulevard Austin, Texas 78717	3,500,000	34.4%
David Loev 6300 West Loop South, Suite 280 Bellaire, Texas 77401	1,000,000	9.8%
All Officers and Directors as a Group (2 individuals)	9,000,000	88.5%

The number of shares of common stock owned are those "beneficially owned" as determined in accordance with Rule 13d-3 of the Exchange Act of 1934, as amended, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2008, in connection with the Company’s formation, we issued an aggregate of 10,000,000 shares of our common stock, including 5,500,000 shares to David Cho, our President, Chief Executive Officer, and Director, in connection with his services to us as President, Chief Executive Officer, and Director, 3,500,000 shares to Pete Wainscott, our Director, in consideration for his services to us as our Director and 1,000,000 shares to our legal counsel, David M. Loev, in consideration with services rendered in connection with our formation.

On or around October 7, 2008, the Company entered into a $10,150 Promissory Note with its President, Chief Executive Officer, and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and was due and payable on October 7, 2009. Prior to the maturity date of the Promissory Note, Mr. Cho agreed to extend the due date of such Promissory Note for an additional year to October 7, 2010.

David Cho, our President, Chief Executive Officer, and Director currently supplies the Company the use of office space from his business office, free of charge.  The office space encompasses approximately 100 square feet.  Neither the Company nor Mr. Cho currently has any plans of seeking alternative arrangements for the Company’s office space and/or changing the terms of the Company’s use of such office space.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by Directors.  In connection with the approval of the transactions described above, our Directors, took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our Directors will continue to approve any related party transaction based on the criteria set forth above.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended August 31, 2009 and 2008, for professional services rendered by our independent principal accountants, LBB & Associates Ltd., LLP, for the audit of our annual financial statements as included in our Annual Report on Form 10-K and Registration Statement on Form S-1, and the review of the financial statements included in our Registration Statement, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $4,685 and $10,665, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

The aggregate fees billed for the fiscal years ended August 31, 2009 and 2008, for professional services rendered by our independent principal accountants, LBB & Associates Ltd., LLP, other than for the audit of our annual financial statements as included in our Annual Report on Form 10-K and Registration Statement on Form S-1, and the review of the financial statements included in our Registration Statement, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $550 and $3,980, respectively.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Promissory Note with David Cho

Exhibit 10.2(2)	Consulting Agreement with Restaurant Growth Partners

Exhibit 10.3*	Amendment to Promissory Note with David Cho

Exhibit 31* Exhibit 32*
Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Attached hereto.

(1) Filed as exhibits to the Company’s Form S-1 Registration Statement filed with the Commission on July 10, 2009, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Form S-1/A Registration Statement filed with the Commission on September 4, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESTAURANT CONCEPTS OF AMERICA INC.

DATED: December 14, 2009	By: /s/ David Cho
David Cho
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ David Cho
David Cho
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director
December 14, 2009

/s/ Pete Wainscott
Pete Wainscott
Director

December 14, 2009