Form 10-Q
period 2009-11-30
Restaurant Concepts of America Inc.
filed 2010-01-19
CIK 1467434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-160517

RESTAURANT CONCEPTS OF AMERICA INC.
(Name of registrant in its charter)

Nevada	5810	26-3121630
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

11301 Lakeline Boulevard
Austin, Texas 78717
(Address of principal executive offices)

(512) 585-5511
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☒ No   ☐

At January 19, 2010, there were 10,160,003 shares of the Issuer's common stock outstanding, which number includes 50,000 shares of common stock which the Issuer has agreed to issue, but which have not been physically issued as of the date hereof (as described below).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30,	August 31,
	2009	2009
ASSETS	(UNAUDITED)
Current assets
Cash	$2,323	$2,338

Total current assets	2,323	2,338

Total assets	$2,323	$2,338

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$38,742	$20,292
Advances from Shareholders	10,150	10,150

Total current liabilities	48,892	30,442

Total liabilities	48,892	30,442

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized,
0 shares issued, and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
10,110,003 shares issued and outstanding	10,110	10,110
Additional paid in capital	23,891	16,391
Deficit accumulated during the development stage	(80,570)	(54,605)
Total stockholders' deficit	(46,569)	(28,104)

Total liabilities and stockholders' deficit	$2,323	$2,338

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008 AND THE PERIOD FROM AUGUST 1, 2008 (INCEPTION) TO NOVEMBER 30, 2009
(UNAUDITED)

	Three	Three	Inception
	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,
	2009	2008	2009

Operating expenses
General and administrative	$25,965	$3,040	$85,570

Net loss from operations	(25,965)	(3,040)	(85,570)

Other Income
Other income	-	-	5,000

Net loss	$(25,965)	$(3,040)	$(80,570)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	10,110,003	10,000,000

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008 AND THE PERIOD FROM AUGUST 1, 2008 (INCEPTION) TO NOVEMBER 30, 2009
(UNAUDITED)
	Three	Three	Inception
	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(25,965)	$(3,040)	$(80,570)
Adjustment to reconcile net loss to net cash used
in operating activities
Share-based payment for services	7,500	-	17,500
Changes in:
Accounts payable	18,450	(5,176)	38,742

NET CASH USED IN OPERATING ACTIVITIES	(15)	(8,216)	(24,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	-	16,501
Proceeds from shareholder loan	-	10,150	10,150
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	10,150	26,651

NET INCREASE (DECREASE) IN CASH	(15)	1,934	2,323
Cash, beginning of period	2,338	-	-
Cash, end of period	$2,323	$1,934	$2,323

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The  accompanying  unaudited  interim  financial  statements of Restaurant Concepts of America  Inc. (the "Company")  have been prepared in accordance with accounting principles  generally  accepted in the United States of America and the rules of the  Securities  and  Exchange  Commission  ("SEC"),   and  should  be  read  in conjunction with the audited financial statements and notes thereto contained in the latest report of Restaurant Concepts of America Inc.  filed with the SEC in its Form 10-K for the year ended August 31, 2009. In the opinion of management,  all  adjustments,  consisting of normal  recurring  adjustments, necessary  for a fair  presentation  of  financial  position  and the results of operations for the interim  periods  presented have been reflected  herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the  financial  statements which would  substantially  duplicate  the  disclosure contained in the audited financial statements for the fiscal year ended August 31, 2009, as reported in the Form 10-K, have been omitted.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, January 18, 2010.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

The Company entered into a promissory note with the President/CEO of the Company, David Cho, for ten thousand one hundred fifty US dollars ($10,150) dated October 7, 2008.  The note and accrued interest at eight percent (8%) per annum is due and payable on October 7, 2009, and is unsecured.   Interest expense accrued through November 30, 2009 is $947 and is included in accounts payable and accrued expenses. This note was not paid on October 7, 2009 and has been extended by the President/CEO until October 7, 2010.

NOTE 3 – COMMITMENT

On October 1, 2009, the Company entered into an agreement with a transfer agent, for services to be rendered over a one year term. The agreement required an upfront fee of $7,500, payable within 60 days (not yet paid), and the issuance of $7,500 of restricted shares of common stock (50,000 shares). These shares have not been issued to date and are required to be included in any registration statement filed by the Company in the future. There are no penalties associated with any failure to register the shares.

The Company recognized $15,000 of expense associated with this agreement in the period ended November 30, 2009.

NOTE 4 – SUBSEQUENT EVENT

On December 21, 2009, the Company entered into a new promissory note with Mr. Cho for five thousand US dollars ($5,000).  The note accrues interest at eight percent (8%) per annum and is due and payable by the Company on December 21, 2010, and is unsecured.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2009. AS USED HEREIN, THE "COMPANY," “RESTAURANT CONCEPTS,” “ROCA”, "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO RESTAURANT CONCEPTS OF AMERICA INC.

Overview

The Company was incorporated in Nevada on August 1, 2008.  We are currently a development stage company and plan to operate as a restaurant holding company specializing in the development and expansion of proven independent restaurant concepts into multi-unit locations through corporate-owned stores, licensing, and franchising opportunities, funding permitting.  We have not generated any significant revenues to date, nor do we currently have any significant assets.  Our mailing address is 11301 Lakeline Boulevard, Austin, Texas 78717, our telephone number is (512) 585-5511 and our fax number is (512) 331-5896.

Business Overview

We believe there are compelling opportunities in the restaurant industry to acquire proven independent restaurant concepts and expand through the opening of corporate-owned stores offering franchise opportunities.  The Company envisions that there will be acquisition opportunities in the sandwich, bakery-cafe, quick-casual, casual dining and family dining segments of the restaurant industry, and the Company hopes to actively pursue acquisitions in such dining segments in the future, funding permitting.  The Company will not, however, actively pursue quick service restaurant (“QSR”), or “fast food” restaurant opportunities, but will evaluate potential QSR acquisitions on a case-by-case basis.

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

On or around August 4, 2009, the Company entered into a Consulting Agreement with Restaurant Growth Partners (“Restaurant Growth” and the “Consulting Agreement”).  Pursuant to the Consulting Agreement, Restaurant Growth agreed to retain our services for a term of three months, subject to extension as provided below.  We agreed to perform services for Restaurant Growth as an independent contractor including: making recommendations of prospective acquisition targets for Restaurant Growth; analyzing any such prospective targets; providing consultation on new concept development; assistance with preparing presentation materials to potential targets or funding sources; and assistance with the preparation of operational and marketing plans, and other consulting services as requested by Restaurant Growth from time to time.

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

Critical Accounting Policies:

Development Stage Policy

The Company complies with the Financial Accounting Standards Board Statement (“FASB”) Accounting Standards Codification (“ASC”) Topic 915-205 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

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

Share-Based Payment

The Company accounts for employee and non-employee stock awards under ASC Topic 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Income Taxes

The Company has adopted ASC Topic 740 “Income Taxes.” This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely then not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2008

We had no revenues for the three months ended November 30, 2009 or for the three months ended November 30, 2008.  The Company is currently in the development stage of its business development and has had only limited operations to date.

We had operating expenses consisting entirely of general and administrative expenses of $25,965 for the three months ended November 30, 2009, compared to general and administrative expenses of $3,040 for the three months ended November 30, 2008, an increase in total expenses of $22,925 from the prior period.  The general and administrative expenses were mainly attributable to professional fees, including legal and accounting fees, and filing fees in connection with the Company’s ongoing public company reporting obligations and transfer agent expenses associated with the Company’s entry into an agreement with Island Stock Transfer (“Island”) to serve as the Company’s transfer agent, which included the requirement to pay Island $7,500 and issue Island 50,000 shares of the Company’s common stock.

We had a net loss of $25,965 for the three months ended November 30, 2009, compared to a net loss of $3,040 for the three months ended November 30, 2008, an increase in net loss of $22,925 from the prior period. Net loss increased mainly due to the one-time expenses associated with our entry into the agreement with Island, as well as additional expenses associated with our status as a reporting company with the SEC, for the three months ended November 30, 2009, compared to the three months ended November 30, 2008, when we had limited operations and no filing requirements with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of cash of $2,323 as of November 30, 2009.

We had total liabilities consisting solely of current liabilities of $48,892 as of November 30, 2009, which included $38,742 of accounts payable in connection with legal, accounting and auditing fees (which included $15,000 of expenses associated with the Island agreement, including $7,500 in cash and $7,500 representing the value of the 50,000 restricted shares of common stock that the Company agreed to issue to Island, as described above) and $10,150 of loan payable to related party, which amount was due to the Company’s President and Chief Executive Officer, David Cho (as described below).

We had negative working capital of $46,569 and a total accumulated deficit of $80,570 as of November 30, 2009.

We had net cash used in operating activities of $15 for the three months ended November 30, 2009, which was due to $25,965 of net loss offset by $18,450 of accounts payable, and $7,500 of common stock issued for services, representing the 50,000 restricted shares of common stock due to Island (as described above).

On or around October 7, 2008, the Company entered into a $10,150 Promissory Note with its President, Chief Executive Officer and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and was due and payable on October 7, 2009. Prior to the maturity date of the Promissory Note, Mr. Cho agreed to extend the due date of such Promissory Note for an additional year to October 7, 2010.

On December 21, 2009, the Company entered into an additional $5,000 Promissory Note with its President, Chief Executive Officer and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on December 21, 2010.

The Company estimates the need for approximately $500,000 of additional funding during the next 12 months to continue its business operations and expand its operations as planned (i.e., by building out corporate owned restaurant concepts in and around Texas), which amount does not include any funds we will require to repay Mr. Cho’s promissory notes (as described above) and we can provide no assurances that such funding can be raised on favorable terms, if at all.  We anticipate the need for approximately $150,000 to $250,000 to construct and implement each restaurant concept which we choose to acquire in the future.  As such, in the event we raise more than approximately $150,000 to $250,000 in additional funds, but less than $500,000, we will seek to build out at least one corporate owned restaurant concept.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

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

The Company's business is subject to the following Risk Factors (references to "our," "we," "RCOA" and words of similar meaning in these Risk Factors refer to the Company):

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

Our growth and continued operations could be impaired by limitations on our access to capital markets.   Furthermore, we can give no assurances that the limited capital we have raised and the additional capital available to us from our principals, if any, will be adequate for our long-term growth.  If financing is available, it may involve issuing securities senior to our common stock, or equity financings which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan (see also the description of our required capital for fiscal 2010 as described above under “Liquidity and Capital Resources”).

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have not generated any revenues through November 30, 2009, had a working capital deficit of $46,569 as of November 30, 2009, had a net loss of $20,300 for the period from inception (August 1, 2008) to August 31, 2008, a net loss of $34,305 for the year ended August 31, 2009 and a net loss of $25,965 for the three months ended November 30, 2009.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

David Cho, our President, Chief Executive Officer, and Director, can vote an aggregate of 5,500,000 shares, equal to 54.1% of our outstanding common stock and Pete Wainscott, our Director can vote an aggregate of 3,500,000 shares, equal to 34.4% of our outstanding common stock.  Therefore, Mr. Cho and Mr. Wainscott are able to vote an aggregate of 88.5% of our outstanding shares of common stock and therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any other shareholders of the Company will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for other shareholders to remove Mr. Cho or Mr. Wainscott as Directors of the Company, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

OUR GROWTH WILL PLACE SIGNIFICANT STRAIN ON OUR RESOURCES.

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

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2009, we entered into an agreement with Island Stock Transfer (“Island”) to serve as the Company’s Transfer Agent.  In connection with the agreement, we agreed to pay Island $7,500 and to issue Island 50,000 shares of our restricted common stock, which shares have not been physically issued to date.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Promissory Note with David Cho

Exhibit 10.2(2)	Consulting Agreement with Restaurant Growth Partners

Exhibit 10.3(3)	Amendment to Promissory Note with David Cho

Exhibit 10.4*	Promissory Note with David Cho

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Attached hereto.

(1) Filed as exhibits to the Company’s Form S-1 Registration Statement filed with the Commission on July 10, 2009, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Form S-1/A Registration Statement filed with the Commission on September 4, 2009, and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Commission on December 15, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESTAURANT CONCEPTS OF AMERICA INC.

DATED: January 19, 2010
By: /s/ David Cho
David Cho
Chief Executive Officer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer),
President, Treasurer and Director