Form 10-Q
period 2010-02-28
Restaurant Concepts of America Inc.
filed 2010-04-19
CIK 1467434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

4300 Quinlan Park Road, Suite 105
Austin, Texas 78732
(Address of principal executive offices)

11301 Lakeline Boulevard
Austin, Texas 78717
(Former address of principal executive offices)

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

At April 19, 2010, there were 10,160,003 shares of the Issuer's common stock outstanding, which number includes 50,000 shares of common stock which the Issuer has agreed to issue, but which have not been physically issued as of the date hereof (as described below).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 28,	August 31,
	2010	2009
ASSETS	(UNAUDITED)
Current assets
Cash	$270	$2,338

Total current assets	270	2,338

Total assets	$270	$2,338

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$45,650	$20,292
Advances from Stockholders	15,150	10,150

Total current liabilities	60,800	30,442

Total liabilities	60,800	30,442
Commitments
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
0 shares issued, and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
10,110,003 shares issued and outstanding	10,110	10,110
Additional paid in capital	23,891	16,391
Deficit accumulated during the development stage	(94,531)	(54,605)
Total stockholders' deficit	(60,530)	(28,104)

Total liabilities and stockholders' deficit	$270	$2,338

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2010 and 2009
AND THE PERIOD FROM AUGUST 1, 2008 (INCEPTION) THROUGH FEBRUARY 28, 2010
(UNAUDITED)
	Six		Three		Inception
	Months Ended		Months Ended		Through
	February 28,		February 28,		February 28,
	2010	2009	2010	2009	2010

Operating expenses
General and administrative	$39,926	$8,481	$13,962	$5,441	$99,531

Loss from operations	(39,926)	(8,481)	(13,962)	(5,441)	(99,531)

Other income
Other income	-	-	-	-	5,000

Net loss	$(39,926)	$(8,481)	$(13,962)	$(5,441)	$(94,531)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	10,110,003	10,000,000	10,110,003	10,000,000

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009 AND THE PERIOD FROM AUGUST 1, 2008 (INCEPTION) TO FEBRUARY 28, 2010
(UNAUDITED)
	Six	Six	Inception
	Months Ended	Months Ended	Through
	February 28,	February 28,	February 28,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(39,926)	$(8,481)	$(94,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	7,500	-	17,500
Changes in:
Accounts payable and accrued expenses	25,358	(1,209)	45,650
NET CASH USED IN OPERATING ACTIVITIES	(7,068)	(9,690)	(31,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	4,500	16,501
Proceeds from shareholder loan	5,000	10,150	15,150
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	14,650	31,651

NET INCREASE (DECREASE) IN CASH	(2,068)	4,960	270
Cash, beginning of period	2,338	-	-
Cash, end of period	$270	$4,960	$270

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The  accompanying  unaudited  interim  financial  statements of Restaurant Concepts of America  Inc (the "Company")  have been prepared in accordance with accounting principles  generally  accepted in the United States of America and the rules of the  Securities  and  Exchange  Commission  ("SEC"),   and  should  be  read  in conjunction with the audited financial statements and notes thereto contained in Restaurant Concepts of America Inc.’s  latest report filed with the SEC in its Form 10-K for the year ended August 31, 2009. In the opinion of management,  all  adjustments,  consisting of normal  recurring  adjustments, necessary  for a fair  presentation  of  financial  position  and the results of operations for the interim  periods  presented have been reflected  herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the  financial  statements which would  substantially  duplicate  the  disclosure  contained in the audited financial statements for the fiscal year ended August 31, 2009, as reported in the Form 10-K, have been omitted.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.

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

The Company entered into a promissory note with the President/CEO of the Company, David Cho for an additional five thousand US dollars ($5,000) dated December 21, 2009.  The note and accrued interest at eight percent (8%) per annum is due and payable on December 21, 2010, and is unsecured.

Accrued interest on the notes through February 28, 2010 is $1,228 and is included with accounts payable and accrued expenses in the accompanying financial statements.

NOTE 3 – COMMITMENT

On October 1, 2009, the Company entered into an agreement with a transfer agent, for services to be rendered over a one year term. The agreement required an upfront fee of $7,500, payable within 60 days (not yet paid), and the issuance of $7,500 of restricted common stock (50,000 shares). The Company has recognized the entire $15,000 as expenses in the period ended February 28, 2010.  The amount owed to the transfer agent in cash is included in accounts payable and accrued expenses in the accompanying financial statements. The value of the shares to be issued to the transfer agent have been recorded to additional paid in capital in the accompanying financial statements.  These shares have not been issued to date and are required to be included in any registration statement filed by the Company in the future. There are no penalties associated with any failure to issue the shares.

NOTE 4 – SUBSEQUENT EVENTS

On March 17, 2010, Mr. Cho entered into a new promissory note for three thousand US dollars ($3,000).  The note and accrued interest at eight percent (8%) per annum is due and payable on March 17, 2011, and is unsecured.

On March 31, 2010, Mr. Cho entered into a new promissory note for one thousand two hundred US dollars ($1,200).  The note and accrued interest at eight percent (8%) per annum is due and payable on March 31, 2011, and is unsecured.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2010. AS USED HEREIN, THE "COMPANY," “RESTAURANT CONCEPTS,” “ROCA”, "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO RESTAURANT CONCEPTS OF AMERICA INC.

Overview

The Company was incorporated in Nevada in August 2008.  We are currently a development stage company and plan to operate as a restaurant holding company specializing in the development and expansion of proven independent restaurant concepts into multi-unit locations through corporate-owned stores, licensing, and franchising opportunities, funding permitting.  We have not generated any significant revenues to date, nor do we currently have any significant assets.  Our mailing address is 4300 Quinlan Park Road, Suite 105, Austin, Texas 78732, our telephone number is (512) 585-5511 and our fax number is (512) 331-5896.

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

On or around August 4, 2009, the Company entered into a Consulting Agreement with Restaurant Growth Partners (“Restaurant Growth” and the “Consulting Agreement”).  Pursuant to the Consulting Agreement, Restaurant Growth agreed to retain our services for a term of three months.  We agreed to perform services for Restaurant Growth as an independent contractor including: making recommendations of prospective acquisition targets for Restaurant Growth; analyzing any such prospective targets; providing consultation on new concept development; assistance with preparing presentation materials to potential targets or funding sources; and assistance with the preparation of operational and marketing plans, and other consulting services as requested by Restaurant Growth from time to time.

Pursuant to the Consulting Agreement, Restaurant Growth paid us a $5,000 non-refundable retainer fee for the entire three month term of the Consulting Agreement.  The Consulting Agreement has since expired and the Company does not anticipate receiving any additional consideration in connection with the Consulting Agreement moving forward.

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

Revenue Recognition

Revenue from restaurant sales will be recognized when food and beverage products are sold. Revenues from the sales of franchises are recognized as income when substantially all of our material obligations under the franchise agreement have been performed. Continuing royalties, which are anticipated to be a percentage of net sales of franchised restaurants, will be accrued as income when earned. Sales taxes collected from customers and remitted to governmental authorities will be presented on a net basis within net sales.

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

Fair Value of Financial Instruments

The amounts reported in the balance sheets for cash, accounts payable and accrued expenses, and advances from shareholders are short-term in nature and their carrying values approximate fair values.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2009

We had no revenues for the three months ended February 28, 2010 or for the three months ended February 28, 2009.  The Company is currently in the development stage of its business development and has had only limited operations to date.

We had operating expenses consisting entirely of general and administrative expenses of $13,962 for the three months ended February 28, 2010, compared to general and administrative expenses of $5,441 for the three months ended February 28, 2009, an increase in total expenses of $8,521 or 157% from the prior period.  The general and administrative expenses were mainly attributable to professional fees, including legal and accounting fees, and filing fees in connection with the Company’s ongoing public company reporting obligations and transfer agent expenses associated with the Company’s entry into an agreement with Island Stock Transfer (“Island”) to serve as the Company’s transfer agent, which included the requirement to pay Island $7,500 and issue Island 50,000 shares of the Company’s common stock.  General and administrative expenses increased for the three months ended February 28, 2010, compared to the three months ended February 28, 2009, due to the fact that we were not a publicly reporting company during the three months ended February 28, 2009, as we were for the three months ended February 28, 2010, and therefore did not have the increased expenses associated with such reporting and filing obligations.

We had a net loss of $13,962 for the three months ended February 28, 2010, compared to a net loss of $5,441 for the three months ended February 28, 2009, an increase in net loss of $8,521 or 157% from the prior period. Net loss increased mainly due to the one-time expenses associated with our entry into the agreement with Island, as well as additional expenses associated with our status as a reporting company with the SEC, for the three months ended February 28, 2010, compared to the three months ended February 28, 2009, when we had limited operations and no filing requirements with the SEC.

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 2009

We had no revenues for the six months ended February 28, 2010 or for the six months ended February 28, 2009.  The Company is currently in the development stage of its business development and has had only limited operations to date.

We had operating expenses consisting entirely of general and administrative expenses of $39,926 for the six months ended February 28, 2010, compared to general and administrative expenses of $8,481 for the six months ended February 28, 2009, an increase in total expenses of $31,445 or 371% from the prior period.  The general and administrative expenses were mainly attributable to professional fees, including legal and accounting fees, and filing fees in connection with the Company’s ongoing public company reporting obligations and transfer agent expenses associated with the Company’s entry into an agreement with Island described above. General and administrative expenses increased for the six months ended February 28, 2010, compared to the six months ended February 28, 2009, due to the fact that we were not a publicly reporting company during the six months ended February 28, 2009, as we were for the six months ended February 28, 2010, and therefore did not have the increased expenses associated with such reporting and filing obligations.

We had a net loss of $39,926 for the six months ended February 28, 2010, compared to a net loss of $8,481 for the six months ended February 28, 2009, an increase in net loss of $31,445 or 371% from the prior period. Net loss increased mainly due to the one-time expenses associated with our entry into the agreement with Island, as well as additional expenses associated with our status as a reporting company with the SEC, for the six months ended February 28, 2010, compared to the six months ended February 28, 2009, when we had limited operations and no filing requirements with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of cash of $270 as of February 28, 2010.

We had total liabilities consisting solely of current liabilities of $60,800 as of February 28, 2010, which included $45,650 of accounts payable in connection with legal, accounting and auditing fees (which included $15,000 of expenses associated with the Island agreement, including $7,500 in cash and $7,500 representing the value of the 50,000 restricted shares of common stock that the Company agreed to issue to Island, as described above) and $15,150 of loan payable to related party, which amount was due to the Company’s President and Chief Executive Officer, David Cho (as described below).

We had negative working capital of $60,530 and a total accumulated deficit of $94,531 as of February 28, 2010.

We had net cash used in operating activities of $7,068 for the six months ended February 28, 2010, which was due to $39,926 of net loss offset by $25,358 of accounts payable and accrued expenses, and $7,500 of common stock issued for services, representing the 50,000 restricted shares of common stock due to Island (as described above).

We had net cash provided from financing activities of $5,000 for the six months ended February 28, 2010, which represented funds loaned to the Company by Mr. Cho in December 2009, as described in greater detail below.

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

On December 21, 2009, the Company entered into a $5,000 Promissory Note with its President, Chief Executive Officer and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on December 21, 2010.

On March 17, 2010, the Company entered into a $3,000 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on March 17, 2011.

On March 31, 2010, the Company entered into a $1,200 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on March 31, 2011.

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

WE HAVE NOT GENERATED ANY SIGNIFICANT REVENUES SINCE OUR INCEPTION IN AUGUST 2008.

Since the our inception in August 2008, we have yet to generate any significant revenues, and currently have only limited operations, as we are presently in the development stage of our business.  We make no assurances that we will be able to generate any significant revenues in the future and/or that we will be able to gain clients in the future to build our business to the level of revenue generation.

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated only limited revenues through February 28, 2010, had a working capital deficit of $60,530 as of February 28, 2010, and a net loss of $39,926 for the six months ended February 28, 2010.  These factors among others indicate substantial doubt regarding our ability to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

David Cho, our President, Chief Executive Officer, and Director, can vote an aggregate of 5,500,000 shares, equal to 54% of our outstanding common stock and Pete Wainscott, our Director can vote an aggregate of 3,500,000 shares, equal to 34% of our outstanding common stock.  Therefore, Mr. Cho and Mr. Wainscott are able to vote an aggregate of 89% of our outstanding shares of common stock and therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any other shareholders of the Company will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for other shareholders to remove Mr. Cho or Mr. Wainscott as Directors of the Company, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

WE HAVE BEEN CONTACTED IN CONNECTION WITH VARIOUS MERGER AND ACQUISITION OPPORTUNITIES AND MAY CHOOSE TO ENTER INTO A MERGER AND/OR ACQUISITION TRANSACTION IN THE FUTURE.

We have been contacted by parties seeking to merge and/or acquire us. While we have no immediate plans to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, our majority shareholders will likely change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Promissory Note with David Cho ($10,150 - October 7, 2008)

Exhibit 10.2(2)	Consulting Agreement with Restaurant Growth Partners

Exhibit 10.3(3)	Amendment to Promissory Note with David Cho

Exhibit 10.4(4)	Promissory Note with David Cho ($5,000 - December 31, 2009)

Exhibit 10.5*	Promissory Note with David Cho ($3,000 – March 17, 2010)

Exhibit 10.6*	Promissory Note with David Cho ($1,200 – March 31, 2010)

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on January 19, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESTAURANT CONCEPTS OF AMERICA INC.

DATED: April 19, 2010
By: /s/ David Cho
David Cho
Chief Executive Officer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer),
President, Treasurer and Director