Form 10-Q
period 2010-05-31
Restaurant Concepts of America Inc.
filed 2010-07-20
CIK 1467434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

At July 20, 2010, there were 10,110,003 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31,	August 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash	$90	$2,338

Total current assets	90	2,338

Total assets	$90	$2,338

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$48,478	$20,292
Advances from Shareholders	20,550	10,150

Total current liabilities	69,028	30,442

Total liabilities	69,028	30,442

Commitments
STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
10,110,003 shares issued and outstanding	10,110	10,110
Additional paid in capital	23,891	16,391
Deficit accumulated during the development stage	(102,939)	(54,605)
Total stockholders' deficit	(68,938)	(28,104)

Total liabilities and stockholders' deficit	$90	$2,338

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2010 AND 2009
AND THE PERIOD FROM AUGUST 1, 2008 (INCEPTION) THROUGH MAY 31, 2010
(UNAUDITED)

	Nine		Three		Inception
	Months Ended		Months Ended		Through
	May 31		May 31		May 31
	2010	2009	2010	2009	2010

Operating expenses
General and administrative	$48,334	$22,394	$8,408	$13,912	$107,939

Loss from operations	(48,334)	(22,394)	(8,408)	(13,912)	(107,939)

Other income
Other income	-	-	-	-	5,000

Net loss	$(48,334)	$(22,394)	$(8,408)	$(13,912)	$(102,939)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	10,110,003	10,000,000	10,110,003	10,000,000

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009
AND THE PERIOD FROM AUGUST 1, 2008 (INCEPTION) THROUGH MAY 31, 2010
(UNAUDITED)

	Nine		Inception
	Months Ended		Through
	May 31		May 31
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(48,334)	$(22,394)	$(102,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	7,500	-	17,500
Changes in:
Accounts payable and accrued expenses	28,186	2,975	48,478
NET CASH USED IN OPERATING ACTIVITIES	(12,648)	(19,419)	(36,961)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	12,750	16,501
Proceeds from shareholder loan	10,400	10,150	20,550
NET CASH PROVIDED FROM FINANCING ACTIVITIES	10,400	22,900	37,051

NET INCREASE(DECREASE) IN CASH	(2,248)	3,481	90
Cash, beginning of period	2,338	-	-
Cash, end of period	$90	$3,481	$90

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

The Company entered into a promissory note with the President/CEO of the Company, David Cho for an additional three thousand US dollars ($3,000) dated March 17, 2010.  The note and accrued interest at eight percent (8%) per annum is due and payable on March 17, 2011, and is unsecured.

The Company entered into a promissory note with the President/CEO of the Company, David Cho for an additional one thousand two hundred US dollars ($1,200) dated March 31, 2010.  The note and accrued interest at eight percent (8%) per annum is due and payable on March 31, 2011, and is unsecured.

Also during the period ended May 31, 2010, the President/CEO of the Company advanced another $1,200 which is not yet formalized in a promissory note.

Accrued interest on the notes through May 31, 2010 is $1,615 and is included with accounts payable and accrued expenses in the accompanying financial statements.

NOTE 3 – COMMITMENT

On October 1, 2009, the Company entered into an agreement with a transfer agent, for services to be rendered over a one year term. The agreement required an upfront fee of $7,500, payable within 60 days (not yet paid), and the issuance of $7,500 of restricted common stock (50,000 shares). The Company has recognized the entire $15,000 as expenses in the period ended May 31, 2010.  The amount owed to the transfer agent in cash is included in accounts payable and accrued expenses in the accompanying financial statements. The value of the shares to be issued to the transfer agent have been recorded to additional paid in capital in the accompanying financial statements.  These shares have not been issued to date.  Moving forward the Company anticipates paying the transfer agent $7,500 in cash in lieu of issuing the shares. There are no penalties associated with any failure to issue the shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2010. AS USED HEREIN, THE "COMPANY," “RESTAURANT CONCEPTS,” “ROCA”, "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO RESTAURANT CONCEPTS OF AMERICA INC.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED MAY 31, 2010 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2009

We had no revenues for the three months ended May 31, 2010 or for the three months ended May 31, 2009.  The Company is currently in the development stage of its business development and has had only limited operations to date.

We had operating expenses consisting entirely of general and administrative expenses of $8,408 for the three months ended May 31, 2010, compared to general and administrative expenses of $13,912 for the three months ended May 31, 2009, a decrease in total expenses of $5,504 or 39% from the prior period.  The general and administrative expenses were mainly attributable to professional fees, including legal and accounting fees, and filing fees in connection with the Company’s ongoing public company reporting obligations. General and administrative expenses decreased for the three months ended May 31, 2010, compared to the three months ended May 31, 2009, due to decreased legal and accounting fees for the three months ended May 31, 2010, compared to certain one-time legal and accounting fees during the three months ended May 31, 2009, in connection with the preparation of the Company's Private Placement Memorandum, and the audited and unaudited financial statements contained therein.

We had a net loss of $8,408 for the three months ended May 31, 2010, compared to a net loss of $13,912 for the three months ended May 31, 2009, a decrease in net loss of $5,504 or 39% from the prior period. Net loss decreased mainly due to the decrease in general and administrative expenses.

FOR THE NINE MONTHS ENDED MAY 31, 2010 COMPARED TO THE NINE MONTHS ENDED MAY 31, 2009

We had no revenues for the nine months ended May 31, 2010 or for the nine months ended May 31, 2009.  The Company is currently in the development stage of its business development and has had only limited operations to date.

We had operating expenses consisting entirely of general and administrative expenses of $48,334 for the nine months ended May 31, 2010, compared to general and administrative expenses of $22,394 for the nine months ended May 31, 2009, an increase in total expenses of $25,940 or 115% from the prior period.  The general and administrative expenses were mainly attributable to professional fees, including legal and accounting fees, and filing fees in connection with the Company’s ongoing public company reporting obligations and  transfer agent expenses associated with the Company’s entry into an agreement with Island Stock Transfer (“Island”) to serve as the Company’s transfer agent, which included the requirement to pay Island $7,500 and issue Island 50,000 shares of the Company’s common stock (however the Company currently anticipates paying Island $7,500 in lieu of issuing Island the shares of common stock). General and administrative expenses increased for the nine months ended May 31, 2010, compared to the nine months ended May 31, 2009, due to the fact that we were not a publicly reporting company during the nine months ended May 31, 2009, as we were for the nine months ended May 31, 2010, and therefore did not have the increased expenses associated with such reporting and filing obligations.

We had a net loss of $48,334 for the nine months ended May 31, 2010, compared to a net loss of $22,394 for the nine months ended May 31, 2009, an increase in net loss of $25,940 or 115% from the prior period. Net loss increased mainly due to the one-time expenses associated with our entry into the agreement with Island, as well as additional expenses associated with our status as a reporting company with the SEC, for the nine months ended May 31, 2010, compared to the nine months ended May 31, 2009, when we had limited operations and no filing requirements with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of cash of $90 as of May 31, 2010.

We had total liabilities consisting solely of current liabilities of $69,028 as of May 31, 2010, which included $48,478 of accounts payable in connection with legal, accounting and auditing fees (which included $15,000 of expenses associated with the Island agreement, including $7,500 in cash and $7,500 representing the value of the 50,000 restricted shares of common stock that the Company agreed to issue to Island, as described above) (however the Company currently anticipates paying Island $7,500 in lieu of issuing Island the shares of common stock) and $20,550 of loan payable to related party, which amount was due to the Company’s President and Chief Executive Officer, David Cho (as described below).

We had negative working capital of $68,938 and a total accumulated deficit of $102,939 as of May 31, 2010.

We had net cash used in operating activities of $12,648 for the nine months ended May 31, 2010, which was due to $48,334 of net loss offset by $28,186 of accounts payable and accrued expenses, and $7,500 of common stock issued for services, representing the 50,000 restricted shares of common stock due to Island (as described above, which shares have not been issued to date, and which shares the Company does not currently anticipate issuing, as described above).

We had net cash provided from financing activities of $10,400 for the nine months ended May 31, 2010, which represented funds loaned to the Company by Mr. Cho in December 2009 and March 2010, as described in greater detail below.

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

Also during the period ended May 31, 2010, Mr. Cho advanced another $1,200 to the Company which is not yet formalized in a promissory note.

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

The Company's business is subject to the following Risk Factors (references to "our," "we," "RCOA" and words of similar meaning in these Risk Factors refer to the Company):

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

Our growth and continued operations could be impaired by limitations on our access to capital markets.   Furthermore, we can give no assurances that the limited capital we have raised and the additional capital available to us from our principals, if any, will be adequate for our long-term growth.  If financing is available, it may involve issuing securities senior to our common stock, or equity financings which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan (see also the description of our required capital for fiscal 2010 and 2011 as described above under “Liquidity and Capital Resources”).

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated only limited revenues through May 31, 2010, had a working capital deficit of $68,938 as of May 31, 2010, and a net loss of $48,334 for the nine months ended May 31, 2010.  These factors among others indicate substantial doubt regarding our ability to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this filing, we have 10,110,003 shares of common stock outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this filing and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Promissory Note with David Cho ($10,150 - October 7, 2008)

Exhibit 10.2(2)	Consulting Agreement with Restaurant Growth Partners

Exhibit 10.3(3)	Amendment to Promissory Note with David Cho

Exhibit 10.4(4)	Promissory Note with David Cho ($5,000 - December 31, 2009)

Exhibit 10.5(5)	Promissory Note with David Cho ($3,000 – March 17, 2010)

Exhibit 10.6(5)	Promissory Note with David Cho ($1,200 – March 31, 2010)

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 19, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESTAURANT CONCEPTS OF AMERICA INC.

DATED: July 20, 2010	By: /s/ David Cho
David Cho
Chief Executive Officer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer),
President, Treasurer and Director