Form 10-K
period 2010-08-31
Restaurant Concepts of America Inc.
filed 2010-12-14
CIK 1467434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K  contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

The issuer's revenues for the most recent fiscal year ended August 31, 2010 were $0.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of February 28, 2010, the end of the issuer’s most recently completed second fiscal quarter, was $0 as there was no market for the issuer’s common equity as of February 28, 2010.

At December 13, 2010, there were 10,110,003 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS	28

SIGNATURES	29

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2010. AS USED HEREIN, THE "COMPANY," “RESTAURANT CONCEPTS,” “ROCA”, "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO RESTAURANT CONCEPTS OF AMERICA INC.

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

We have been contacted by parties seeking to merge and/or acquire us. We are also currently in discussions regarding a potential business combination agreement.  While we have no definitive plans to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, our majority shareholders will likely change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing.

Industry Trends

According to The National Restaurant Association’s website (last retrieved December 14, 2010), Hudson Riehle, the National Restaurant Association’s senior vice president of research and knowledge, in a November 4, 2010 presentation to the Rhode Island Hospitality Association, stated that restaurant industry sales are forecasted to reach a record high of $580 billion in 2010, representing a 2.5% increase over sales for 2009.

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

The Company's business is subject to the following Risk Factors (references to "our," "we," "RCOA" and words of similar meaning in these Risk Factors refer to the Company):

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

Our growth and continued operations could be impaired by limitations on our access to capital markets.   Furthermore, we can give no assurances that the limited capital we have raised and the additional capital available to us from our principals, if any, will be adequate for our long-term growth.  If financing is available, it may involve issuing securities senior to our common stock, or equity financings which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan (see also the description of our required capital for fiscal 2011 as described below under “Liquidity and Capital Resources”).

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had not generated any revenues through August 31, 2010, had a working capital deficit of $84,806 as of August 31, 2010, had a net loss of $111,307 for the period from inception (August 1, 2008) to August 31, 2010 and a net loss of $56,702 for the year ended August 31, 2010.  These factors among others indicate substantial doubt regarding our ability to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

WE HAVE BEEN CONTACTED IN CONNECTION WITH VARIOUS MERGER AND ACQUISITION OPPORTUNITIES AND MAY CHOOSE TO ENTER INTO A MERGER AND/OR ACQUISITION TRANSACTION IN THE FUTURE.

We have been contacted by parties seeking to merge and/or acquire us. While we have no definitive plans to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, our majority shareholders will likely change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this report.

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

OUR GROWTH WILL PLACE A SIGNIFICANT STRAIN ON OUR RESOURCES.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In October 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol RCNC.OB; however, no shares of our common stock have traded to date and there is currently no public market for our common stock.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 (excluding their principal residence) or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

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

In October 2009, we entered into an agreement with Island Stock Transfer (“Island”) to serve as the Company’s Transfer Agent.  In connection with the agreement, we agreed to pay Island $7,500 and to issue Island 50,000 shares of our restricted common stock.  Island subsequently agreed to the payment of an additional $7,500 in lieu of the issuance of the 50,000 shares, which payment has not been made to date.

ITEM 6. SELECTED FINANCIAL DATA

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

Critical Accounting Policies:

Development Stage Policy

The Company complies with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2010 COMPARED TO THE YEAR ENDED AUGUST 31, 2009

We had no revenues for the year ended August 31, 2010 or for the year ended August 31, 2009.  The Company is currently in the development stage of its business development and has had only limited operations to date.

We had operating expenses consisting entirely of general and administrative expenses of $55,381 for the year ended August 31, 2010, compared to general and administrative expenses of $38,563 for the year ended August 31, 2009, an increase in total expenses of $16,818 or 44% from the prior period.  The general and administrative expenses were mainly attributable to professional fees, including legal and accounting fees, and filing fees in connection with the Company’s ongoing public company reporting obligations and transfer agent expenses associated with the Company’s entry into an agreement with Island Stock Transfer (“Island”) to serve as the Company’s transfer agent, which included the requirement to pay Island $7,500 and issue Island 50,000 shares of the Company’s common stock (however the Company subsequently agreed to pay Island $7,500 in lieu of issuing Island the shares of common stock). General and administrative expenses increased for the year ended August 31, 2010, compared to the year ended August 31, 2009, due to the fact that we were not a publicly reporting company during the majority of the year ended August 31, 2009, as we were for the year ended August 31, 2010, and therefore did not have the increased expenses associated with such reporting and filing obligations.

We had interest expense of $1,321 for the year ended August 31, 2010, compared to interest expense of $742 for the year ended August 31, 2009, an increase of $579 from the prior period, which was mainly due to increased amounts outstanding on the loans owed to Mr. Cho as described below.

We had no other income for the year ended August 31, 2010, compared to $5,000 of other income for the year ended August 31, 2009, which was due to the Company’s entry into the Consulting Agreement with Restaurant Growth, as described above.

We had a net loss of $56,702 for the year ended August 31, 2010, compared to a net loss of $34,305 for the year ended August 31, 2009, an increase in net loss of $22,397 or 65.3% from the prior period. Net loss increased mainly due to the one-time expenses associated with our entry into the agreement with Island, as well as additional expenses associated with our status as a reporting company with the SEC, for the year ended August 31, 2010, compared to the year ended August 31, 2009, when we had limited operations and filing requirements with the SEC for only part of the fiscal year ended August 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of cash of $46 as of August 31, 2010.

We had total liabilities consisting solely of current liabilities of $84,852 as of August 31, 2010, which included $63,802 of accounts payable in connection with legal, accounting and auditing fees (which included $15,000 of accrued expense associated with the Island agreement, including $15,000 due to Island) and $21,050 of loan payable to related party, which amount was due to the Company’s President and Chief Executive Officer, David Cho (as described below).

We had negative working capital of $84,806 and a total accumulated deficit of $111,307 as of August 31, 2010.

We had net cash used in operating activities of $13,192 for the year ended August 31, 2010, which was due to $56,702 of net loss offset by $43,510 of accounts payable and accrued expenses.

We had net cash provided from financing activities of $10,900 for the year ended August 31, 2010, which represented funds loaned to the Company by Mr. Cho, as described in greater detail below.

On or around October 7, 2008, the Company entered into a $10,150 Promissory Note with its President, Chief Executive Officer and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and was due and payable on October 7, 2009. Prior to the maturity date of the Promissory Note, Mr. Cho agreed to extend the due date of such Promissory Note for an additional year to October 7, 2010, and has agreed to further extend such Promissory Note until May 31, 2011.

On December 21, 2009, the Company entered into a $5,000 Promissory Note with its President, Chief Executive Officer and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and was due and payable on December 21, 2010.  In December 2010, Mr. Cho agreed to extend the due date of such Promissory Note until May 31, 2011.

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

On April 5, 2010, the Company entered into a $1,200 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on April 5, 2011.

On July 19, 2010, the Company entered into a $500 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on July 19, 2011.

On November 16, 2010, the Company entered into a $1,925 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on November 16, 2011.

On November 30, 2010, the Company entered into a $10,000 Promissory Note with Pete Wainscott, the Company’s Director, to evidence amounts loaned to the Company by Mr. Wainscott.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on November 30, 2010.

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

If we are unable to raise adequate working capital for fiscal 2011, we will continue to market our services as funding permits and will continue to actively seek out additional funding for the Company’s planned expansion (as described above), but we will be restricted in the implementation of our business plan.

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

Additionally, we have been contacted by parties seeking to merge and/or acquire us. While we have no definitive plans to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, our majority shareholders will likely change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
OF RESTAURANT CONCEPTS OF AMERICA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Restaurant Concepts of America Inc.
(A Development Stage Company)
Austin, TX

We have audited the accompanying balance sheets of Restaurant Concepts of America Inc. (the “Company”) as of August 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended and for the period from August 1, 2008 (inception) through August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Restaurant Concepts of America Inc. as of August 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended and for the period from August 1, 2008 (inception) through August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, loss from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
December 10, 2010

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31,	August 31,
	2010	2009
ASSETS
Current assets
Cash	$46	$2,338

Total current assets	46	2,338

Total assets	$46	$2,338

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$63,802	$20,292
Loan from Shareholders	21,050	10,150

Total current liabilities	84,852	30,442

Total liabilities	84,852	30,442

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
10,110,003 shares issued and outstanding as of August 31, 2010 and 2009	10,110	10,110
Additional paid in capital	16,391	16,391
Deficit accumulated during the development stage	(111,307)	(54,605)
Total stockholders' deficit	(84,806)	(28,104)

Total liabilities and stockholders' deficit	$46	$2,338

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009
AND THE PERIOD FROM AUGUST 1, 2008 (INCEPTION)
THROUGH AUGUST 31, 2010

			Inception
	Year Ended	Year Ended	Through
	August 31,	August 31,	August 31,
	2010	2009	2010
Operating expenses
General and administrative	$55,381	$38,563	$114,244

Net loss from operations	(55,381)	(38,563)	(114,244)

Other income and expense
Interest expense	(1,321)	(742)	(2,063)
Other income	-	5,000	5,000
Total other income and expense	(1,321)	4,258	2,937

Net loss	$(56,702)	$(34,305)	$(111,307)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	10,110,003	10,045,630

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD AUGUST 1, 2008 (INCEPTION) THROUGH AUGUST 31, 2010

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Deficit

Balance at August 4, 2008	-	$-	$-	$-	$-

Shares issued to founders for services	10,000,000	10,000	-	-	10,000

Net Loss	-	-	-	(20,300)	(20,300)

Balance at August 31, 2008	10,000,000	10,000	-	(20,300)	(10,300)

Common stock issued for cash	110,003	110	16,391	-	16,501

Net Loss	-	-	-	(34,305)	(34,305)

Balance at August 31, 2009	10,110,003	10,110	16,391	(54,605)	(28,104)

Net Loss	-	-	-	(56,702)	(56,702)

Balance at August 31, 2010	10,110,003	$10,110	$16,391	$(111,307)	$(84,806)

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009
AND THE PERIOD FROM AUGUST 1, 2008 (INCEPTION)
THROUGH AUGUST 31, 2010
			Inception
	Year Ended	Year Ended	Through
	August 31,	August 31,	August 31,
	2010	2009	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(56,702)	$(34,305)	$(111,307)
Adjustment to reconcile net loss to net cash used
in operating activities
Common stock issued for services	-	-	10,000
Changes in:
Accounts payable and accrued expenses	43,510	9,992	63,802
NET CASH USED IN OPERATING ACTIVITIES	(13,192)	(24,313)	(37,505)

FINANCING ACTIVITIES:
Common stock issued for cash	-	16,501	16,501
Proceeds from shareholder loan	10,900	10,150	21,050
NET CASH PROVIDED FROM FINANCING ACTIVITIES	10,900	26,651	37,551

NET INCREASE IN CASH	(2,292)	2,338	46
Cash, beginning of period	2,338	-	-
Cash, end of period	$46	$2,338	$46

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 1 – ORGANIZATION AND BUSINESS

Restaurant Concepts of America Inc. (the “Company” or the “Nevada Corporation”) is a development stage company.  The Company was incorporated under the laws of the State of Nevada on August 1, 2008.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Development Stage Policy

The Company complies with the Accounting Standards Codification 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Share-Based Payment

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Income Taxes

The Company has adopted Accounting Standards Codification 740 (“ASC 740”), “Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely then not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

Recent Accounting Pronouncements

During the year ended August 31, 2010 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:

New Accounting Pronouncements (Adopted)

ASC 105.    In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105 was adopted for financial statements issued for interim and annual periods ending after September 15, 2009.

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

For the period ended August 31, 2010, the Company incurred a net loss of $56,702, and had a working capital deficit of $84,806.  Because of the current period loss, the Company will require additional working capital to develop and/or renew its business operations.

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

During the months of January through August 2009, the Company raised $16,501 from a private placement of 110,003 common shares at $.15 per share.

NOTE 5 – INCOME TAXES

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes due to the change in valuation allowance.  The valuation allowance increased approximately $19,000 during 2010.

At August 31, 2010 and 2009, deferred tax assets consisted of the following:

	2010		2009
Deferred tax assets
Net operating losses		$38,000	$19,000
Less: valuation allowance		(38,000)	(19,000)

Net deferred tax asset	$	- --	$-

At August 31, 2010 the Company had an unused net operating loss carry-forward approximating $111,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company entered into a promissory note with the President/CEO of the Company, David Cho, for ten thousand one hundred fifty US dollars ($10,150) dated October 7, 2008.  The note and accrued interest at eight percent (8%) per annum was due and payable with accrued interest at eight percent (8%) on October 7, 2009 and is unsecured.  Prior to the maturity date of the Promissory Note, Mr. Cho agreed to extend the due date of such Promissory Note for an additional year to October 7, 2010, and has agreed to further extend such Promissory Note until May 31, 2011.

The Company entered into a promissory note with the President/CEO of the Company, David Cho for an additional five thousand US dollars ($5,000) dated December 21, 2009.  The note and accrued interest at eight percent (8%) per annum was due and payable with accrued interest at eight percent (8%) on December 21, 2010 and is unsecured.  In December 2010, Mr. Cho agreed to extend the due date of such Promissory Note until May 31, 2011.

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

The Company entered into a promissory note with the President/CEO of the Company, David Cho for an additional one thousand two hundred US dollars ($1,200) dated April 5, 2010.  The note and accrued interest at eight percent (8%) per annum is due and payable on April 5, 2011, and is unsecured.

The Company entered into a promissory note with the President/CEO of the Company, David Cho for an additional five hundred US dollars ($500) dated July 19, 2010.  The note and accrued interest at eight percent (8%) per annum is due and payable on July 19, 2011, and is unsecured.

Accrued interest on the notes through August 31, 2010 is $2,063 and is included with accounts payable and accrued expenses in the accompanying financial statements.

NOTE 7 – CONSULTING AGREEMENTS

The Company entered into a consulting agreement with Restaurant Growth Partners on August 4, 2009.  The term of the agreement is for a 3 month period and may be extended based on the mutual consent of both parties.  The Company received a $5,000 retainer fee which was recorded as other income.

On October 1, 2009, the Company entered into an agreement with a transfer agent, for services to be rendered over a one year term. The agreement required an upfront fee of $7,500, payable within 60 days (not yet paid), and the issuance of $7,500 of restricted common stock (50,000 shares). The Company has recognized the entire $15,000 as expense in the year ended August 31, 2010.  The Company subsequently agreed to pay the transfer agent $7,500 in cash in lieu of issuing the shares.

NOTE 8 – SUBSEQUENT EVENTS

On November 16, 2010, the Company entered into a promissory note with the President/CEO of the Company, David Cho for an additional one thousand nine hundred twenty five US dollars ($1,925).  The note and accrued interest at eight percent (8%) per annum is due and payable on November 16, 2011, and is unsecured.

On November 30, 2010, the Company entered into a promissory note with a Director of the Company for ten thousand US dollars ($10,000).  The note and accrued interest at eight percent (8%) per annum is due and payable on November 30, 2011, and is unsecured.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)
Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)
Management's Annual Report on Internal Control over Financing Report

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of August 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that taken together may be considered to be a material weakness.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at August 31, 2010:

(1) Inadequate segregation of duties consistent with control objectives. The aforementioned material weakness was identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of August 31, 2010.

Management believes that the material weakness set forth in Item (1) above did not have an affect on the Company's financial reporting in 2010. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

We are committed to improving our financial organization. As part of this commitment, we will, as soon as funds are available to the Company (1) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to provide expert advice.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our Directors and executive officers. Our executive officers and Directors currently serving are as follows:

Name	Age	Position

David Cho	32	President, Chief Executive Officer, Secretary, Treasurer and Director

Pete Wainscott	49	Director

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

Mr. Cho spends approximately 40 hours per week on Company matters and Mr. Wainscott only spends approximately 5-10 hours per week on Company matters.  The Company believes that Mr. Cho and Mr. Wainscott are qualified to serve as Directors of the Company as a result of their past business experience, and previous service as officers and Directors of the Company since the Company’s formation.

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

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

Our Directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences’);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board of Directors.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. Board of Directors, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this report.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Executive Compensation Table:

Name and principal position (a)	Year ended August 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Cho CEO, President, Secretary, Treasurer and Director	2010	-	-	-		-	-	-	-	-
	2009	-	-	-		-	-	-	-	-
	2008	-	-	5,500	(1)	-	-	-	-	5,500

The table above does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.  There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, August 31, 2010.

(1) Represents 5,500,000 restricted shares of common stock issued to David Cho, our President, CEO and Director, which shares were issued to Mr. Cho in consideration for services rendered as the Company’s President, CEO, Secretary and Director, and which were valued at their par value, $0.001 per share, for an aggregate value of $5,500, pursuant to ASC Topic 718.  The number of shares issued to Mr. Cho in consideration for his services to the Company was determined in the sole discretion of the Board of Directors of the Company (consisting solely of Mr. Cho and Mr. Wainscott) based on the capitalization of the Company, the services rendered by Mr. Cho, the restricted nature of the shares and the fact that no public market existed for the Company’s shares, and the fact that Mr. Cho had agreed to render such services solely in consideration for shares of the Company’s common stock.

Stock Option Grants

We have not granted any stock options since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with David Cho, our President, Chief Executive Officer, Secretary, Treasurer and Director, or with Pete Wainscott, our Director.

DIRECTOR COMPENSATION

The Table below sets forth the total compensation paid to our non-executive Director for the year ended August 31, 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of December 9, 2010 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 10,110,003 shares outstanding as of December 9, 2010, (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
David Cho President, Chief Executive Officer, Secretary, Treasurer and Director 4300 Quinlan Park Road, Suite 105 Austin, Texas 78732	5,500,000	54.4%
Pete Wainscott Director 4300 Quinlan Park Road, Suite 105 Austin, Texas 78732	3,500,000	34.6%
David Loev 6300 West Loop South, Suite 280 Bellaire, Texas 77401	1,000,000	9.9%
All Officers and Directors as a Group (2 individuals)	9,000,000	89.0%

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

On or around October 7, 2008, the Company entered into a $10,150 Promissory Note with its President, Chief Executive Officer, and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and was due and payable on October 7, 2009. Prior to the maturity date of the Promissory Note, Mr. Cho agreed to extend the due date of such Promissory Note for an additional year to October 7, 2010, and further extended the due date of such note to May 31, 2011.

On December 21, 2009, the Company entered into a $5,000 Promissory Note with its President, Chief Executive Officer and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on December 21, 2010. In December 2010, Mr. Cho agreed to extend the due date of such Promissory Note until May 31, 2011.

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

On April 5, 2010, the Company entered into a $1,200 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on April 5, 2011.

On July 19, 2010, the Company entered into a $500 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on July 19, 2011.

On November 16, 2010, the Company entered into a $1,925 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on November 16, 2011.

On November 30, 2010, the Company entered into a $10,000 Promissory Note with Pete Wainscott, the Company’s Director, to evidence amounts loaned to the Company by Mr. Wainscott.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on November 30, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended August 31, 2010 and 2009, for professional services rendered by our independent principal accountants, LBB & Associates Ltd., LLP, for the audit of our annual financial statements as included in our Annual Report on Form 10-K and Registration Statement on Form S-1, and the review of the financial statements included in our Registration Statement, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $12,540 and $4,685, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

The aggregate fees billed for the fiscal years ended August 31, 2010 and 2009, for professional services rendered by our independent principal accountants, LBB & Associates Ltd., LLP, other than for the audit of our annual financial statements as included in our Annual Report on Form 10-K and Registration Statement on Form S-1, and the review of the financial statements included in our Registration Statement, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $0 and $550, respectively.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Promissory Note with David Cho ($10,150 - October 7, 2008)

Exhibit 10.2(2)	Consulting Agreement with Restaurant Growth Partners

Exhibit 10.3(3)	Amendment to Promissory Note with David Cho

Exhibit 10.4(4)	Promissory Note with David Cho ($5,000 - December 31, 2009)

Exhibit 10.5(5)	Promissory Note with David Cho ($3,000 – March 17, 2010)

Exhibit 10.6(5)	Promissory Note with David Cho ($1,200 – March 31, 2010)

Exhibit 10.7(6)	Amended and Restated Promissory Note with David Cho ($10,050)

Exhibit 10.8(6)	Promissory Note with David Cho ($1,200 - April 5, 2010)

Exhibit 10.9*	Promissory Note with David Cho ($500 – July 19, 2010)

Exhibit 10.10*	Amended and Restated Promissory Note with David Cho ($5,000)

Exhibit 10.11*	Promissory Note with David Cho ($1,925 – November 16, 2010)

Exhibit 10.12*	Promissory Note with Pete Wainscott ($10,000 – November 30, 2010)

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6) Filed as an exhibit to the Company’s Post-Effective Registration Statement on Form S-1, filed with the Commission on October 19, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESTAURANT CONCEPTS OF AMERICA INC.

DATED: December 14, 2010	By: /s/ David Cho
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
December 14, 2010

/s/ Pete Wainscott
Pete Wainscott
Director

December 14, 2010