Form 10-Q
period 2010-11-30
Restaurant Concepts of America Inc.
filed 2011-01-19
CIK 1467434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

At January 19, 2011, there were 10,110,003 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30,	August 31,
	2010	2010
ASSETS	(UNAUDITED)
Current assets
Cash	$10,033	$46

Total current assets	10,033	46

Total assets	$10,033	$46

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$70,727	$63,802
Advances from Stockholders	32,975	21,050

Total current liabilities	103,702	84,852

Total liabilities	103,702	84,852

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized,
0 shares issued, and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
10,110,003 shares issued and outstanding	10,110	10,110
Additional paid in capital	16,391	16,391
Deficit accumulated during the development stage	(120,170)	(111,307)
Total stockholders' deficit	(93,669)	(84,806)

Total liabilities and stockholders' deficit	$10,033	$46

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009 AND THE PERIOD FROM AUGUST 1, 2008 (INCEPTION) TO NOVEMBER 30, 2010
(UNAUDITED)

	Three	Three	Inception
	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,
	2010	2009	2010

Operating expenses
General and administrative	$8,422	$25,760	$122,666

Net loss from operations	(8,422)	(25,760)	(122,666)

Other Income
Interest expenses	(441)	(205)	(2,504)
Other income	-	-	5,000

Net loss	$(8,863)	$(25,965)	$(120,170)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	10,110,003	10,110,003

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009 AND THE PERIOD FROM AUGUST 1, 2008 (INCEPTION) TO NOVEMBER 30, 2010
(UNAUDITED)
	Three	Three	Inception
	Months Ended	Months Ended	Through
	November 30,	November 30,	November 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,863)	$(25,965)	$(120,170)
Adjustment to reconcile net loss to net cash used
in operating activities
Common stock issued for services	-	7,500	10,000
Changes in:
Accounts payable	6,925	18,450	70,727
NET CASH USED IN OPERATING ACTIVITIES	(1,938)	(15)	(39,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	-	16,501
Proceeds from shareholder loan	11,925	-	32,975
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,925	-	49,476

NET INCREASE (DECREASE) IN CASH	9,987	(15)	10,033
Cash, beginning of period	46	2,338	-
Cash, end of period	$10,033	$2,323	$10,033

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The  accompanying  unaudited  interim  financial  statements of Restaurant Concepts of America  Inc. (the "Company")  have been prepared in accordance with accounting principles  generally  accepted in the United States of America and the rules of the  Securities  and  Exchange  Commission  ("SEC"),   and  should  be  read  in conjunction with the audited financial statements and notes thereto contained in Restaurant Concepts of America, Inc. latest report filed with the SEC in its Form 10-K for the year ended August 31, 2010. In the opinion of management,  all  adjustments,  consisting of normal  recurring  adjustments, necessary  for a fair  presentation  of  financial  position  and the results of operations for the interim  periods  presented have been reflected  herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the  financial  statements which would  substantially  duplicate  the  disclosure  contained in the audited financial statements for fiscal year ended August 31, 2010, as reported in the Form 10-K, have been omitted.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

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

Accrued interest on the notes through November 30, 2010 is $2,504 and is included with accounts payable and accrued expenses in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2010. AS USED HEREIN, THE "COMPANY," “RESTAURANT CONCEPTS,” “ROCA”, "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO RESTAURANT CONCEPTS OF AMERICA INC.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2009

We had no revenues for the three months ended November 30, 2010 or for the three months ended November 30, 2009.  The Company is currently in the development stage of its business development and has had only limited operations to date.

We had operating expenses consisting entirely of general and administrative expenses of $8,422 for the three months ended November 30, 2010, compared to general and administrative expenses of $25,760 for the three months ended November 30, 2009, a decrease in total expenses of $17,338 or 67.3% from the prior period.  The general and administrative expenses were mainly attributable to professional fees, including legal and accounting fees, and filing fees in connection with the Company’s ongoing public company reporting obligations.

We had interest expense of $441 for the three months ended November 30, 2010, compared to interest expense of $205 for the three months ended November 30, 2009, an increase of $236 from the prior period, which was mainly due to increased amounts outstanding on the loans owed to Mr. Cho as described below.

We had a net loss of $8,863 for the three months ended November 30, 2010, compared to a net loss of $25,965 for the three months ended November 30, 2009, a decrease in net loss of $17,102 or 65.8% from the prior period. Net loss decreased mainly due to the $17,338 decrease in general and administrative expenses  for the three months ended November 30, 2010, compared to the three months ended November 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of cash of $10,033 as of November 30, 2010.

We had total liabilities consisting solely of current liabilities of $103,702 as of November 30, 2010, which included $70,727 of accounts payable in connection with legal, accounting and auditing fees and transfer agent fees and $32,975 of loan payable to related party, which amount was due to the Company’s President and Chief Executive Officer, David Cho and its Director, Pete Wainscott (as described below).

We had negative working capital of $93,669 and a total accumulated deficit of $120,170 as of November 30, 2010.

We had net cash used in operating activities of $1,938 for the three months ended November 30, 2010, which was due to $8,863 of net loss offset by $6,925 of change in accounts payable.

We had net cash provided from financing activities of $11,925 for the three months ended November 30, 2010, which represented funds loaned to the Company by Mr. Cho and Mr. Wainscott, as described in greater detail below.

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

On December 21, 2009, the Company entered into a $5,000 Promissory Note with its President, Chief Executive Officer and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and was due and payable on December 21, 2010.  On December 21, 2010, Mr. Cho agreed to extend the due date of such Promissory Note until May 31, 2011.

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

Accrued interest on the notes described above through November 30, 2010, is $2,504 and is included with accounts payable and accrued expenses in the accompanying financial statements.

The Company estimates the need for approximately $500,000 of additional funding during the next 12 months to continue its business operations and expand its operations as planned (i.e., by building out corporate owned restaurant concepts in and around Texas), which amount does not include any funds we will require to repay Mr. Cho’s and Mr. Wainscott’s promissory notes (as described above) and we can provide no assurances that such funding can be raised on favorable terms, if at all.  We anticipate the need for approximately $150,000 to $250,000 to construct and implement each restaurant concept which we choose to acquire in the future.  As such, in the event we raise more than approximately $150,000 to $250,000 in additional funds, but less than $500,000, we will seek to build out at least one corporate owned restaurant concept.  Assuming we do not expand our business operations, we anticipate the need for approximately $50,000 for SEC filing and reporting expenses for fiscal 2011.  We believe that we can continue our operations for approximately 6 months if no additional funding is raised.

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

Based on that evaluation, management concluded that, during the year ended August 31, 2010, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that taken together may be considered to be a material weakness.

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

Management believes that the material weakness set forth in Item (1) above did not have an affect on the Company's financial reporting in 2010 or to date in fiscal 2011. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

The Company's business is subject to the following Risk Factors (references to "our," "we," "RCOA" and words of similar meaning in these Risk Factors refer to the Company):

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

Our growth and continued operations could be impaired by limitations on our access to capital markets.   Furthermore, we can give no assurances that the limited capital we have raised and the additional capital available to us from our principals, if any, will be adequate for our long-term growth.  If financing is available, it may involve issuing securities senior to our common stock, or equity financings which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan (see also the description of our required capital for fiscal 2011 as described above under “Liquidity and Capital Resources”).

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had not generated any revenues through August 31, 2010 or November 30, 2010, had a working capital deficit of $84,806 as of August 31, 2010 and a working capital deficit of $93,699 as of November 30, 2010, had a net loss of $111,307 for the period from inception (August 1, 2008) to August 31, 2010, a net loss of $56,702 for the year ended August 31, 2010 and a net loss of $8,863 for the three months ended November 30, 2010.    These factors among others indicate substantial doubt regarding our ability to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Promissory Note with David Cho ($10,150 - October 7, 2008)

Exhibit 10.2(2)	Consulting Agreement with Restaurant Growth Partners

Exhibit 10.3(3)	Amendment to Promissory Note with David Cho

Exhibit 10.4(4)	Promissory Note with David Cho ($5,000 - December 31, 2009)

Exhibit 10.5(5)	Promissory Note with David Cho ($3,000 – March 17, 2010)

Exhibit 10.6(5)	Promissory Note with David Cho ($1,200 – March 31, 2010)

Exhibit 10.7(6)	Amended and Restated Promissory Note with David Cho ($10,050)

Exhibit 10.8(6)	Promissory Note with David Cho ($1,200 - April 5, 2010)

Exhibit 10.9(7)	Promissory Note with David Cho ($500 – July 19, 2010)

Exhibit 10.10(7)	Amended and Restated Promissory Note with David Cho ($5,000)

Exhibit 10.11(7)	Promissory Note with David Cho ($1,925 – November 16, 2010)

Exhibit 10.12(7)	Promissory Note with Pete Wainscott ($10,000 – November 30, 2010)

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Commission on December 14, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESTAURANT CONCEPTS OF AMERICA INC.

DATED: January 19, 2011	By: /s/ David Cho
David Cho
Chief Executive Officer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer),
President, Treasurer and Director