Form 10-Q
period 2011-05-31
Restaurant Concepts of America Inc.
filed 2011-07-22
CIK 1467434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31,	August 31,
	2011	2010
ASSETS	(UNAUDITED)
Current assets
Cash	$-	$46

Total current assets	-	46

Total assets	$-	$46

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$78,699	$63,802
Loans from shareholders	34,675	21,050

Total current liabilities	113,374	84,852

Total liabilities	113,374	84,852

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized,
0 shares issued, and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
10,110,003 shares issued and outstanding	10,110	10,110
Additional paid in capital	16,391	16,391
Deficit accumulated during the development stage	(139,875)	(111,307)
Total stockholders' deficit	(113,374)	(84,806)

Total liabilities and stockholders' deficit	$-	$46

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 and 2010
AND THE PERIOD FROM AUGUST 1, 2008 (INCEPTION) THROUGH MAY 31, 2011 (UNAUDITED)

	Nine		Three		Inception
	Months Ended		Months Ended		Through
	May 31,		May 31,		May 31,
	2011	2010	2011	2010	2011

Operating expenses
General and administrative	$27,177	$47,461	$893	$8,021	$141,421

Net loss from operations	(27,177)	(47,461)	(893)	(8,021)	(141,421)

Other income
Interest expense	(1,391)	(873)	(291)	(387)	(3,454)
Other income	-	-	-	-	5,000

Net loss	$(28,568)	$(48,334)	$(1,184)	$(8,408)	(139,875)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	10,110,003	10,110,003	10,110,003	10,110,003

See accompanying notes to financial statements

RESTAURANT CONCEPTS OF AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2011 AND 2010 AND THE PERIOD FROM AUGUST 1, 2008 (INCEPTION) TO MAY 31, 2011
(UNAUDITED)
	Nine	Nine	Inception
	Months Ended	Months Ended	Through
	May 31,	May 31,	May 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(28,568)	$(48,334)	$(139,875)
Adjustment to reconcile net loss to net cash used
in operating activities
Common stock issued for services	-	7,500	10,000
Changes in:
Accounts payable	14,897	28,186	78,699
NET CASH USED IN OPERATING ACTIVITIES	(13,671)	(12,648)	(51,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	-	16,501
Proceeds from shareholder loans	13,625	10,400	34,675
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,625	10,400	51,176

NET INCREASE IN CASH	(46)	(2,248)	-
Cash, beginning of period	46	2,338	-
Cash, end of period	$-	$90	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 2 – LOANS FROM SHAREHOLDERS

On or around October 7, 2008, the Company entered into a $10,150 Promissory Note with its President, Chief Executive Officer and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and was due and payable on October 7, 2009. Prior to the maturity date of the Promissory Note, Mr. Cho agreed to extend the due date of such Promissory Note for an additional year to October 7, 2010, and has agreed to further extend such Promissory Note until May 31, 2011. The note has not been repaid and is currently in default.

On December 21, 2009, the Company entered into a $5,000 Promissory Note with its President, Chief Executive Officer and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and was due and payable on December 21, 2010.  In December 2010, Mr. Cho agreed to extend the due date of such Promissory Note until May 31, 2011. The note has not been repaid and is currently in default.

On March 17, 2010, the Company entered into a $3,000 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on March 17, 2011. The note has not been repaid and is currently in default.

On March 31, 2010, the Company entered into a $1,200 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on March 31, 2011. The note has not been repaid and is currently in default.

On April 5, 2010, the Company entered into a $1,200 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on April 5, 2011. The note has not been repaid and is currently in default.

On July 19, 2010, the Company entered into a $500 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note bears interest at the rate of eight percent (8%) per annum and is due and payable on July 19, 2011. The note has not been repaid and is currently in default.

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

Accrued interest on the notes through May 31, 2011 is $3,454 and is included with accounts payable and accrued expenses in the accompanying financial statements.

NOTE 3 – SUBSEQUENT EVENTS

On July 9, 2011, the Company entered into a non-binding term sheet which may result in a change in control of the Company.  No transaction has yet occurred pursuant to the term sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2011. AS USED HEREIN, THE "COMPANY," “RESTAURANT CONCEPTS,” “ROCA”, "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO RESTAURANT CONCEPTS OF AMERICA INC.

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

We have been contacted by parties seeking to merge and/or acquire us and our securities. We have no definitive agreements in place to merge with or acquire or be acquired by any entity or individual; however, we did enter into a non-binding term sheet with a third party in July 2011, which, if consummated, would result in a change of control and business focus of the Company, provided that no definitive agreements have been entered into to date in connection with such term sheet.  In the event that we do enter into and/or consummate a transaction, merger and/or acquisition with a separate company or individual(s) in the future, our majority shareholders will likely change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a transaction, merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. Additionally, as a result of any transaction we may take on significant additional debt or liabilities and/or take on the obligations of any entities or individuals we enter into transactions with. As described above, other than the non-binding term sheet, we have not entered into any definitive agreements or understandings as of the date of this filing in connection with a change of control or business combination.  We plan to file a Form 8-K disclosing the material terms of any definitive agreements or understandings we enter into in the future in connection with the term sheet, a change in control or acquisition.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED MAY 31, 2011 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2010

We had no revenues for the three months ended May 31, 2011 or for the three months ended May 31, 2010.  The Company is currently in the development stage of its business development and has had only limited operations to date.

We had operating expenses consisting entirely of general and administrative expenses of $893 for the three months ended May 31, 2011, compared to general and administrative expenses of $8,021 for the three months ended May 31, 2010, a decrease in total expenses of $7,128 or 88.9% from the prior period.  The general and administrative expenses were mainly attributable to professional fees, including legal and accounting fees, and filing fees in connection with the Company’s ongoing public company reporting obligations.  Expenses decreased for the three months ended May 31, 2011, compared to the three months ended May 31, 2010, due to the fact that the Company did not have sufficient available funds to pay professional fees and legal and accounting expenses in connection with the preparation of the Company’s Form 10-Q Quarterly Report for the period ended February 28, 2011.  As a result, only limited professional services were provided to the Company during the three months ended May 31, 2011, and the Form 10-Q for the period ending February 28, 2011, which was due in April 2011, was not timely filed.  The Company subsequently filed the Form 10-Q for the period ending February 28, 2011 in July 2011 and the professional fees and legal and accounting expenses incurred by the Company in connection with the preparation of the February 28, 2011 Form 10-Q were incurred by the Company subsequent to the three months ended May 31, 2011.

We had interest expense of $291 for the three months ended May 31, 2011, compared to interest expense of $387 for the three months ended May 31, 2010, a decrease of 96 or 24.8% from the prior period.

We had a net loss of $1,184 for the three months ended May 31, 2011, compared to a net loss of $8,408 for the three months ended May 31, 2010, a decrease in net loss of $7,224 or 85.9% from the prior period. Net loss decreased mainly due to the $7,128 decrease in general and administrative expenses for the three months ended May 31, 2011, compared to the three months ended May 31, 2010.

FOR THE NINE MONTHS ENDED MAY 31, 2011 COMPARED TO THE NINE MONTHS ENDED MAY 31, 2010

We had no revenues for the nine months ended May 31, 2011 or for the nine months ended May 31, 2010.  The Company is currently in the development stage of its business development and has had only limited operations to date.

We had operating expenses consisting entirely of general and administrative expenses of $27,177 for the nine months ended May 31, 2011, compared to general and administrative expenses of $47,461 for the nine months ended May 31, 2010, a decrease in total expenses of $20,284 or 42.7% from the prior period.  The general and administrative expenses were mainly attributable to professional fees, including legal and accounting fees, and filing fees in connection with the Company’s ongoing public company reporting obligations. Expenses decreased for the nine months ended May 31, 2011, compared to the nine months ended May 31, 2010, partially due to the fact that the Company did not have sufficient available funds to pay professional fees and legal and accounting expenses in connection with the preparation of the Company’s Form 10-Q Quarterly Report for the period ended February 28, 2011.  As a result, only limited professional services were provided to the Company during the three months ended May 31, 2011, and the Form 10-Q for the period ending February 28, 2011, which was due in April 2011, was not timely filed.  The Company subsequently filed the Form 10-Q for the period ending February 28, 2011 in July 2011 and the professional fees and legal and accounting expenses incurred by the Company in connection with the preparation of the February 28, 2011 Form 10-Q were incurred by the Company subsequent to the nine months ended May 31, 2011.

We had interest expense of $1,391 for the nine months ended May 31, 2011, compared to interest expense of $873 for the nine months ended May 31, 2010, an increase of $518 or 59.3% from the prior period, which was mainly due to increased amounts outstanding on the loans owed to Mr. Cho and Mr. Wainscott as described below.

We had a net loss of $28,568 for the nine months ended May 31, 2011, compared to a net loss of $48,334 for the nine months ended May 31, 2010, a decrease in net loss of $19,766 or 40.9% from the prior period. Net loss decreased mainly due to the $20,284 decrease in general and administrative expenses for the nine months ended May 31, 2011, compared to the nine months ended May 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had no assets as of May 31, 2011.

We had total liabilities consisting solely of current liabilities of $113,374 as of May 31, 2011, which included $78,699 of accounts payable in connection with legal, accounting and auditing fees and transfer agent fees and $34,675 of loan payable to related party, which amounts were due to the Company’s President and Chief Executive Officer, David Cho and its Director, Pete Wainscott (as described below).

We had negative working capital of $113,374 and a total accumulated deficit of $139,875 as of May 31, 2011.

We had net cash used in operating activities of $13,671 for the nine months ended May 31, 2011, which was due to $28,568 of net loss offset by $14,897 of change in accounts payable.

We had net cash provided from financing activities of $13,625 for the nine months ended May 31, 2011, which represented funds loaned to the Company by Mr. Cho and Mr. Wainscott, as described in greater detail below.

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

Additionally, we have been contacted by parties seeking to merge and/or acquire us and our securities. We have no definitive agreements in place to merge with or acquire or be acquired by any entity or individual; however, we did enter into a non-binding term sheet with a third party in July 2011, which, if consummated, would result in a change of control and business focus of the Company, provided that no definitive agreements have been entered into to date in connection with such term sheet.  In the event that we do enter into and/or consummate a transaction, merger and/or acquisition with a separate company or individual(s) in the future, our majority shareholders will likely change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a transaction, merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. Additionally, as a result of any transaction we may take on significant additional debt or liabilities and/or take on the obligations of any entities or individuals we enter into transactions with. As described above, other than the non-binding term sheet, we have not entered into any definitive agreements or understandings as of the date of this filing in connection with a change of control or business combination.  We plan to file a Form 8-K disclosing the material terms of any definitive agreements or understandings we enter into in the future in connection with the term sheet, a change in control or acquisition.

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

The Company's business is subject to the following Risk Factors (references to "our," "we," "RCOA" and words of similar meaning in these Risk Factors refer to the Company):

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

Our growth and continued operations could be impaired by limitations on our access to capital markets.   Furthermore, we can give no assurances that the limited capital we have raised and the additional capital available to us from our principals, if any, will be adequate for our long-term growth.  If financing is available, it may involve issuing securities senior to our common stock, or equity financings which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan (see also the description of our required capital for fiscal 2011 and 2012 as described above under “Liquidity and Capital Resources”).  Additionally, we currently have no assets and outstanding notes payable to our management which are in default, as described below.

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

We have been contacted by parties seeking to merge and/or acquire us and our securities. We have no definitive agreements in place to merge with or acquire or be acquired by any entity or individual; however, we did enter into a non-binding term sheet with a third party in July 2011, which, if consummated, would result in a change of control and business focus of the Company, provided that no definitive agreements have been entered into to date in connection with such term sheet.  In the event that we do enter into and/or consummate a transaction, merger and/or acquisition with a separate company or individual(s) in the future, our majority shareholders will likely change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a transaction, merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. Additionally, as a result of any transaction we may take on significant additional debt or liabilities and/or take on the obligations of any entities or individuals we enter into transactions with. As described above, other than the non-binding term sheet, we have not entered into any definitive agreements or understandings as of the date of this filing in connection with a change of control or business combination.  We plan to file a Form 8-K disclosing the material terms of any definitive agreements or understandings we enter into in the future in connection with the term sheet, a change in control or acquisition.

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had not generated any revenues through August 31, 2010 or May 31, 2011, had a working capital deficit of $84,806 as of August 31, 2010 and a working capital deficit of $113,374 as of May 31, 2011, had a net loss of $111,307 for the period from inception (August 1, 2008) to August 31, 2010, a net loss of $56,702 for the year ended August 31, 2010 and a net loss of $28,568 for the nine months ended May 31, 2011.    Additionally, we had no assets of May 31, 2011 and outstanding notes payable to our management which were in default, as described above. These factors among others indicate substantial doubt regarding our ability to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

In October 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol RCNC.OB; however, our common stock was subsequently delisted from the OTCBB due to our failure to timely file our Quarterly Report on Form 10-Q for the period ended February 28, 2011 on May 23, 2011.  Currently our common stock is quoted on the OTC Pink market under the symbol RCNC.PK.  Following the filing of this report, we may take action to engage a market maker to re-quote our common stock on the OTCBB, of which there can be no assurance.  There is currently no public market for our common stock, and we can make no assurances that there will be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Promissory Note with David Cho ($10,150 - October 7, 2008)

Exhibit 10.2(2)	Consulting Agreement with Restaurant Growth Partners

Exhibit 10.3(3)	Amendment to Promissory Note with David Cho

Exhibit 10.4(4)	Promissory Note with David Cho ($5,000 - December 31, 2009)

Exhibit 10.5(5)	Promissory Note with David Cho ($3,000 – March 17, 2010)

Exhibit 10.6(5)	Promissory Note with David Cho ($1,200 – March 31, 2010)

Exhibit 10.7(6)	Amended and Restated Promissory Note with David Cho ($10,050)

Exhibit 10.8(6)	Promissory Note with David Cho ($1,200 - April 5, 2010)

Exhibit 10.9(7)	Promissory Note with David Cho ($500 – July 19, 2010)

Exhibit 10.10(7)	Amended and Restated Promissory Note with David Cho ($5,000)

Exhibit 10.11(7)	Promissory Note with David Cho ($1,925 – November 16, 2010)

Exhibit 10.12(7)	Promissory Note with Pete Wainscott ($10,000 – November 30, 2010)

Exhibit 10.13(8)	Promissory Note with David Cho ($1,700 – April 12, 2011)

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 20, 2011, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESTAURANT CONCEPTS OF AMERICA INC.

DATED: July 22, 2011	By: /s/ David Cho
David Cho
Chief Executive Officer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer),
President, Treasurer and Director