Form 10-K
period 2011-08-31
Petron Energy II, Inc.
filed 2011-12-14
CIK 1467434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 333-160517

PETRON ENERGY II, INC.
(Name of registrant in its charter)

RESTAURANT CONCEPTS OF AMERICA INC.
(Former name of registrant)

Nevada	1311	26-3121630
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

17950 Preston Road, Suite 960
Dallas, Texas 75252
(Address of principal executive offices)

(972) 272-8190
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

The issuer had no revenues for the most recent fiscal year ended August 31, 2011.

The aggregate market value of the Issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of February 28, 2011, the end of the Issuer’s most recently completed second fiscal quarter, was $0 as there was no market for the Issuer’s common equity as of February 28, 2011.

At December 7, 2011, there were 85,246,533 shares of the Issuer's common stock outstanding, which does not include 9,466,667 shares of common stock which the Registrant has sold in private placements for $0.06 per share from September to December 2011, which shares have not been physically issued to date or included in the number of issued and outstanding shares disclosed throughout this report, but does include 3,000,000 shares which the Registrant agreed to issue to Petron Energy Special Corp. pursuant to the Second Amendment to Asset Purchase Agreement, described below, which have not been physically issued to date, but have been included in the number of issued and outstanding shares described throughout this report.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS	48

SIGNATURES	50

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2011. AS USED HEREIN, THE "COMPANY," “PETRON ENERGY,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO PETRON ENERGY II, INC., FORMERLY, RESTAURANT CONCEPTS OF AMERICA INC.

ITEM 1. BUSINESS

Corporate History

The Company was incorporated in Nevada in August 2008 as a development stage company which planned to operate as a restaurant holding company specializing in the development and expansion of proven independent restaurant concepts into multi-unit locations through corporate-owned stores, licensing, and franchising opportunities, funding permitting.  In connection with the acquisition of the Equipment and Wagoner County Leases, we changed our business focus to oil and gas exploration and production and related operations and ceased undertaking any restaurant related operations.

We have not generated any significant revenues to date, have not generated any oil and gas revenues to date and have limited operations as of the date of this filing.  Our mailing address is 17950 Preston Road, Suite 960, Dallas, Texas 75252, and our telephone number is (972) 272-8190.

On August 9, 2011, we; David Cho, the Company’s then Chief Executive Officer and Director and then 54.4% owner of the Company’s common stock (550,000,000 shares or 5,500,000 pre-forward split shares); Pete Wainscott, the Company’s then Director and then 34.6% owner of the Company’s common stock (350,000,000 shares or 3,500,000 pre-forward split shares); and David M. Loev the then 9.9% owner of the Company’s common stock (100,000,000 shares, or 1,000,000 pre-forward split shares)(collectively the “Selling Shareholders”) entered into a Stock Purchase Agreement with Petron Energy Special Corp. (formerly Petron Energy II, Inc.), a Nevada corporation (“Petron”), which is controlled by Floyd L. Smith.  Pursuant to the Stock Purchase Agreement, the Selling Shareholders sold an aggregate of 1,000,000,000 shares (10,000,000 pre-forward split) shares of the Company’s restricted common stock to Petron in consideration for $232,750 (the “Purchase Price”); provided that a required term and condition of the closing of the Stock Purchase Agreement was that the Company had no liabilities at closing, and as such, a portion of the Purchase Price was used to satisfy the Company’s outstanding liabilities.  As a result of the Stock Purchase Agreement, which closed on August 10, 2011, Petron, and Mr. Smith as a result of his control of Petron, became the owner of 98.9% of the Company’s outstanding shares.

Additionally on August 9, 2011, owners of certain other of the Company’s outstanding registered shares entered into Stock Purchase Agreements and sold their shares to certain third parties in private transactions (which included ASL (defined below)).  Certain of those purchasers also entered into lock-up agreements with the Company, pursuant to which those purchasers agreed not to sell any of their shares prior to the 91st day following the Company’s filing of a Form 8-K disclosing Form 10 type information (the “Filing Date”); 25% of such shares during the period beginning on the 91st day following the Filing Date and prior to the 181st day following the Filing Date; 25% of such shares during the period beginning on the 181st day following the Filing Date and prior to the 271st day following the Filing Date; and 25% of such shares during the period beginning on the 271st day following the Filing Date and ending on the 361st day following the Filing Date.

On August 12, 2011, the Company entered into an Asset Purchase Agreement with Petron, which is controlled by Floyd L. Smith, who indirectly became the majority shareholder of and President and sole Director of the Company on August 10, 2011, as described below.  Pursuant to the Asset Purchase Agreement (which was subsequently amended by the parties’ entry into a First Amendment to Asset Purchase Agreement on August 15, 2011 and the Second Amendment to Asset Purchase Agreement, on August 31, 2011, the terms of which have been reflected in the discussion below unless otherwise provided), we agreed to purchase substantially all of Petron’s assets (which consist of various oil and gas interests, leases and working interests collectively, the “Assets”) and none of the liabilities of Petron in consideration for 17,000,000 shares (170,000 pre-forward split shares) of the Company’s restricted common stock (the “Petron Shares”).

The Second Amendment modified and amended the terms of the Asset Purchase to provide for the immediate purchase, effective as of the date the Second Amendment was entered into, of all of the oil and gas equipment owned by Petron including pumping units, oil and gas separators, stock tanks, gas compressors, pumps, tubing and rods (collectively the “Equipment”) in consideration for 3,000,000 restricted shares of the Company’s common stock (the “Equipment Shares”).  The issuance of the Equipment Shares decreased the total shares due to Petron in consideration for the acquisition of Petron’s assets at the closing of the Asset Purchase to 17,000,000 shares (previously 20,000,000 shares were due at closing for all of Petron’s assets including the Equipment).

 The Asset Purchase Agreement contemplated the cancellation of 940,000,000 of the restricted shares of common stock purchased by Petron as described above pursuant to the Stock Purchase Agreement, which shares have been cancelled to date.

The closing of the transactions contemplated by the Asset Purchase Agreement were to occur upon the satisfaction of certain closing conditions described in the Asset Purchase Agreement, all of which have not occurred to date, but which are expected to occur shortly after the filing of this report, including: Petron providing the Company audited, interim and pro forma financial statements associated with the Assets; Petron receiving the required approval of its shareholders of the transactions contemplated by the Asset Purchase Agreement; Petron providing the Company all necessary assignments and consents relating to the transfer of the Assets; and Petron agreeing to a lock-up agreement associated with the Petron Shares, pursuant to which it will agree not to sell or transfer any such Petron Shares for one year from the closing of the Asset Purchase Agreement and no more than 30% of such Petron shares during the period beginning on the one year anniversary of the closing and ending at the end of the 18th month following the closing.

The Asset Purchase Agreement requires Petron to indemnify the Company from any liability associated with the Assets for actions which took place prior to the closing and for us to indemnify Petron against any liability associated with the Assets which exists due to actions which take place subsequent to the closing.  The Asset Purchase Agreement also includes a non-compete provision, which prohibits Petron and Floyd L. Smith (other than through his positions with the Company) from competing against the Company for a period of twelve (12) months from the closing of the Asset Purchase Agreement.  Additionally, the Asset Purchase Agreement requires that the Company agree to commit a minimum of $5,000 and 2,000,000 shares (20,000 pre-forward split shares) of common stock per month to investor relations services following the closing; and provides for the Company to enter into employment agreements with certain employees of Petron (provided that no such employment agreements, other than the Executive Employment Agreement with Mr. Smith, as disclosed below, have been entered into or agreed to, to date).

The Second Amendment also provided for the immediate assumption by the Company and the assignment by Petron to the Company (collectively the “Assumption”) of the following agreements in partial consideration for the acquisition of the Equipment:

•
A Management Services Agreement with ASL Energy Corp. (“ASL Energy”), which has a five year term, provides for ASL Energy to provide management and consulting services to Petron (the Company following the Assumption); provides for the right for ASL Energy and Petron (the Company following the Assumption) to enter into Joint Venture Agreements regarding the purchase of oil and gas interests; provides for ASL Energy to be paid $8,000 per month during the term of the agreement and the right to receive the Series A Preferred Stock (described below) to be issued to Mr. Smith, in connection with the Assignment Rights (defined below); and

•
An Asset Acquisition Agreement, pursuant to which Petron (the Company following the Assumption) agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties (“ONE Energy”), upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock, which convert into shares of the Company having a total value of $5,910,000, based on the trading price of the Company’s common stock on the date converted; votes one-for-one with the common shares; provides that no shares can be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; and provides for such converted shares to be subject to a lock-up agreement

The Company advanced $106,000 to Petron in connection with the assumption of the Asset Acquisition Agreement, which funds were subsequently paid to ONE Energy.

Effective August 31, 2011, the Company entered into an Executive Employment Agreement with Floyd L. Smith.  Pursuant to the employment agreement, Mr. Smith agreed to serve as President and Chief Executive Officer of the Company for a term of five years, renewable thereafter for additional one year periods if not terminated by either party, and we agreed to provide Mr. Smith consideration of $200,000 per year; reimbursement for reasonable business expenses; the ability to earn a yearly bonus in the sole discretion of the Board of Directors of the Company; co-investment rights, providing Mr. Smith the right to participate in the amount of up to 20% of any acquisition, transaction or funding undertaken by the Company during the term of the employment agreement; stock options to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.0039 per share, with cashless exercise rights and a five year term, which vested immediately upon the parties’ entry into the employment agreement; and 1,000 shares of Series A Preferred Stock which provide him Super Majority Voting Rights (described in greater detail below under Item 5.03).

The employment agreement includes a non-competition provision, prohibiting Mr. Smith from competing against the Company in Texas, Louisiana, Oklahoma or New Mexico for a term of 12 months following the termination of the employment agreement.

The employment agreement can be terminated by the Company for cause (as defined in the agreement), without cause, or by Mr. Smith for good reason (as defined in the agreement) or without good reason.  If the employment agreement is terminated due to Mr. Smith’s death, disability, with cause by the Company or without good reason by Mr. Smith, he is due the consideration earned by him up until the date of termination of the agreement.  If the employment agreement is terminated by the Company without cause or by Mr. Smith for good reason, Mr. Smith is due the consideration earned by him up until the date of termination, plus the lesser of six months of salary due to Mr. Smith under the employment agreement and the remaining amount of consideration due pursuant to the terms of the employment agreement in a lump sum.

Mr. Smith also agreed to assign the Company rights to any intellectual property and inventions which he creates or conceives during the term of the employment agreement relating to the Company’s business pursuant to the employment agreement.

On September 28, 2011, the Company entered into two Oil and Gas Leases and obtained rights to conduct oil and gas exploration and production activities on an aggregate of 320 acres (160 acres pursuant to each lease) located in Wagoner County, Oklahoma (the “Wagoner County Leases”).  Pursuant to the lease agreements, we agreed to pay the lessees under each of the leases total consideration for such lease rights consisting of $10 at the time of the entry into the agreements and (a) 3/16th of all oil produced from the leased property; (b) 3/16th of all gas of whatever nature or kind produced or sold from the leased property; (c) 3/16th of the gross proceeds, from the mouth of the well, of any gas produced from any oil well and used to manufacture gasoline; and (d) certain other nominal fees, during the period any well is shut-in.  The leases have a term of one (1) year, provided that they continue in effect thereafter for so long as oil or gas is produced on such leases by the Company, if any.

The closing conditions required to occur pursuant to the Asset Purchase Agreement have not occurred as of the date of this filing, but are expected to occur shortly after the filing of this report.

In connection with the acquisition of the Equipment and the Wagoner County Leases the Company changed its business focus to oil and gas exploration and production and related operations and ceased undertaking any restaurant related operations as were contemplated by its previous business plan.

Change in Control

As a result of the Stock Purchase Agreement described above, Petron, and as a result of his control of Petron, Floyd L. Smith (who became our sole officer and Director on August 10, 2011, as described below) became the largest shareholder of the Company and obtained majority voting control (98.9% of the Company’s then outstanding shares) over the Company.  Furthermore, in connection with the Company’s entry into the Executive Employment Agreement with Mr. Smith, Mr. Smith obtained rights to shares of Preferred Stock, which allow him to vote 51% of our outstanding common stock on any and all shareholder matters (including the appointment of Directors), thereby providing him continuing voting control over the Company.

Recent Changes in Officers and Directors

On August 10, 2011, our Directors, David Cho and Pete Wainscott, increased the number of Directors of the Company to three, and appointed Floyd L. Smith as a Director of the Company, pursuant to the power provided to the Board of Directors by the Company’s Bylaws to fill the vacancy left by the increase.  Immediately following such appointment, David Cho, our President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director resigned as an officer and Director of the Company and Pete Wainscott, our Director, resigned as a Director of the Company and Floyd L. Smith was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company.  Additionally, as a result of the resignations of Mr. Cho and Mr. Wainscott as Directors of the Company, Mr. Smith is the sole Director of the Company.  On August 15, 2011, Floyd L. Smith, our then sole Director, appointed David Knepper and Kenny Fox as Directors of the Company.

On December 5, 2011, Kenny Fox resigned as a Director of the Company.

Amendment to Articles of Incorporation

On September 7, 2011, the Company’s Board of Directors and then majority shareholder, Petron (which held approximately 98.9% of the Company’s outstanding shares of common stock), and is controlled by Mr. Smith, approved the filing of a Certificate of Amendment (the “Amendment”) to the Company’s Articles of Incorporation to affect (a) a name change of the Company to “Petron Energy II, Inc.”; (b) a forward stock split of the Company’s outstanding common stock in a ratio of 100:1; and (c) an increase in the Company’s authorized shares of stock to 1,000,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share; each effective as of October 15, 2011.

The Amendment was filed with the Secretary of State of Nevada on September 9, 2011 and the Amendment was made effective with FINRA at the open of business on October 17, 2011.  As a result of the Amendment, the Company’s trading symbol on the Over-The-Counter Bulletin Board changed to “RCNCD”, until November 29, 2011, at which time the Company’s symbol on the Over-The-Counter Bulletin Board changed to “PEII” in connection with the name change affected by the Amendment.  The affects of the Forward Split have been retroactively reflected throughout this Report.

Private Placements

In August 2011, the Company sold an aggregate of 6,462,900 shares of the Company’s restricted common stock to twelve “accredited investors” in private transactions for aggregate consideration of $387,774 or $0.06 per share in a private placement.

From September through December 2011, the Company sold an aggregate of 14,250,000 shares of the Company’s restricted common stock to twenty-three “accredited investors” in private transactions for aggregate consideration of $855,000 or $0.06 per share.

Business Operations

As a result of the assumption of the Asset Acquisition Agreement, our acquisition of the Equipment and the Wagoner County Leases, our business goal has changed to the creation of an asset base consisting of oil and gas and natural gas properties which have a proven history of production.  We have already made progress in connection with this goal by our acquisition of the Wagoner County Leases and our upcoming acquisition of the Assets of Petron pursuant to the Asset Purchase Agreement described above.

We hope to increase the value of the assets we acquire in the future through further acquisitions, drilling operations and the re-working of wells. We plan to concentrate our development efforts in Texas and Oklahoma.  The Asset Purchase Agreement relates to our acquisition from Petron of approximately one thousand five hundred leased acres which will include 59 existing wells which will need to be reworked in an effort to attempt to re-establish commercial production (collectively the “Leases”). We estimate the costs of reworking these wells at $35,000 per well and estimate that it will take approximately two weeks to rework each well, funding permitting.. We also assumed the Asset Acquisition Agreement, described above, pursuant to which we plan to acquire certain additional oil and gas producing properties located in Texas, including an additional two thousand eight hundred leased acres which include 34 existing wells.

Our operations are focused on the United States and Texas and Oklahoma, specifically, because we believe focusing our operations in the United States offers us the following advantages:

•      Low risk opportunities;
•      Growth opportunities;
•      Upside profit potential in connection with oil and unconventional gas reserves; and
•      Availability of technological improvements which may increase oil and gas reserves.

Our target market is the East Texas Cotton Valley, the Woodford Shale in Oklahoma and the Tannehill Sand in North Texas which we believe each offer a high success rate with respect to developing producing wells and long term cash flow.  The properties we will acquire through the Asset Purchase Agreement and the rights we acquired in connection with the Wagoner County Leases are all located in the areas described in the preceding sentence.

The East Texas Cotton Valley is a shale field made up of shale, sandstone, and clay deposits which have been shown to hold natural gas deposits.  The East Texas Cotton Valley field is located in east Texas in Rusk County, Panola County and Harris County.  Several companies including Goodrich Petroleum, Petrohawk Energy, Devon Energy and El Paso Energy have operations in the East Texas Cotton Valley trend.

The Woodford Shale, also known as the Devonian Woodford Shale is located in south and north eastern Oklahoma. The largest gas producer in the Woodford Shale is Newfield Exploration; other operators include Devon Energy, Chesapeake Energy, Cimarex Energy and Antero Resources.

The Tannehill Sand field is located in Knox County in north central Texas.

The production life from new and existing wells in each area typically has a life expectancy of 10 - 25 years. The Cotton Valley Trend and Woodford Shale are primarily natural gas trends; however some wells provide oil production along with gas production. In addition to the Woodford Shale, there are 4 separate pay zones (the Tyner, Misner, Burgen and Dutucher) which are oil pay zones, while the Tannehill pay zone in Knox County, Texas is primarily an oil pay zone.

Moving forward, we plan to acquire additional interests, funding permitting, which have a long-term history of successful production and display characteristics of being an under developed asset. By applying new technologies we hope to exploit and produce more natural gas and oil from these assets once acquired.Additionally, the Company plans to engage primarily in the exploration and development of oil and gas leases in Oklahoma, East and North Texas and Western Louisiana over the next two years through one or more of the following activities: (i) acquisition of oil and gas leases (similar to the Wagoner County Leases); (ii) contract drilling on leases owned by the Company through investment partnerships and banking relationships; (iii) acquisition of oil and gas producing properties; and (iv) acquisition of oil and gas companies having properties (producing and non-producing). Wells to be drilled by the Company will include both exploratory and development wells. We estimate that newly drilled wells will have a total cost range including completion of approximately $125,000 - $150,000 and reworked wells will have a total cost range of approximately $35,000 - $45,000.

We also plan to operate the natural gas pipeline which we expect to acquire as part of the Asset Purchase Agreement and undertake exploration and workover activities on oil and natural gas wells that we will acquire in the acquisition.

Our currently planned workover activities include fracing non-producing oil and natural gas wells in an effort to increase and/or restart production from such wells.

Fracing

When sandstone rocks contain oil or gas in commercial quantities, recovery can be vastly improved by a process called fracturing (“fracing”) which is used to increase permeability to its optimum level. Basically, to fracture a formation, a fracturing service company pumps a specifically blended fluid down the well and into the formation under great pressure. Pumping continues until the formation literally cracks open. Meanwhile, a special type of frac sand is mixed into the fracturing fluid. These materials are called proppants. The proppant enters the fractures in the formation and when pumping is stopped and the pressure is allowed to dissipate, the proppant remains in the fractures. Since the fractures try to close back together after the pressure on the well is released, the proppant is needed to hold or prop the fractures open. These propped-open fractures provide passages for oil or gas to flow into the well.

In addition to new technology and fracing mixtures, a myriad of other technologies can be applied to produce increased production results. We plan to constantly track different well completion strategies and production results to generate an approach that will yield:

•           Higher initial flow rates;
•           Slower decline rates; and
•           Improved recoverability.

Horizontal Wells

The first recorded true horizontal well was drilled near Texon, Texas (just west of San Angelo), and was completed in 1929; however, little practical application of horizontal wells occurred until the early 1980’s, by which time the advent of improved downhole drilling motors and the invention of other necessary supporting equipment, materials, and technologies, particularly downhole telemetry equipment, had brought some kinds of applications within the realm of commercial viability.

Horizontal drilling is the process of drilling and completing, for production, a well that begins as a vertical or inclined linear bore which extends from the surface to a subsurface location just above the target reservoir, then bears off on an arc to intersect the reservoir at the “entry point”, and, thereafter, continues at a near-horizontal angle and will substantially or entirely remain within the reservoir until the desired bottom hole location is reached.

The technical objective of horizontal drilling is to expose significantly more reservoir rock to the well bore surface than can be achieved via drilling of a conventional vertical well. The two primary benefits of horizontal drilling success are 1) increased productivity of the reservoir, as well as 2) prolongation of the reservoir’s commercial life.

An offset to the benefits provided by successful horizontal drilling is its higher cost. However, we believe that it is probable that the cost premium associated with horizontal drilling will continue to decline as horizontal drilling activity increases, provided that there is the possibility that new and improved technology could add additional costs in the future.

Horizontal wells generally have a higher productivity and pay zone contact per well than vertical wells, and allow operators to take advantage of highly heterogeneous or layered reservoirs, like the Cotton Valley Sandstone which we plan to target. Horizontal drilling is now utilized in a variety of carbonate and sandstone reservoirs across the country, including the Austin Chalk, James Lime, Woodbine and the Barnett Shale in Texas.

We plan to use horizontal wells in an effort to produce natural gas from the assets we plan to acquire through the Asset Purchase Agreement.

MARKET INFORMATION

According to the U.S. Energy Information Administration’s (the “EIA’s”) Annual Energy Outlook 2011, shale gas production in the United States grew at an average annual rate of 17 percent between 2000 and 2006 and the combination of horizontal drilling and hydraulic fracturing technologies has made it possible to produce shale gas economically, leading to an average annual growth rate of 48 percent over the 2006-2010 period.

The EIA projects that Shale gas production will continue to increase strongly through 2035, growing almost fourfold from 2009 to 2035. While the EIA projects that total domestic natural gas production will grow from 21.0 trillion cubic feet in 2009 to 26.3 trillion cubic feet in 2035, it projects that shale gas production (such as the Company’s planned operations following the closing of the Asset Purchase Agreement) will grow to 12.2 trillion cubic feet in 2035, when it makes up 47 percent of total U.S. production—up considerably from its 16-percent share in 2009.

Additionally, according to the EIA’s Short-Term Energy Outlook released January 11, 2011, demand for oil is expected to increase to 88.0 million barrels per day worldwide in 2011. World oil consumption was 86.6 million barrels per day in 2010. This reversed the losses of the previous two years and surpassed the 2007 level of 86.3 million barrels per day.

The EIA (as reported in the 2011 Annual Energy Outlook) also projects that total primary energy consumption, including fuels used for electricity generation, will grow by 0.7 percent per year from 2009 to 2035, to 114.2 quadrillion Btu (British thermal units) in 2035.

The Company anticipates the price of oil and natural gas increasing in the near and long-term future due to the fact that the global supply of oil and natural gas is decreasing over time while the global demand for oil and natural gas is increasing, due mainly to increases in the energy needs of developing global areas such as south-east Asia (including China) and Africa.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The nature of the oil and natural gas industry is not based on individual customers. Crude oil and natural gas products are sold to local and international brokers as well as to refineries.

COMPETITION

The oil and gas industry is intensely competitive. This is particularly true in the competition for acquisitions of prospective oil and natural gas properties and oil and gas reserves.  We believe that the location of the leasehold acreage we acquired as a result of the Wagoner County Leases and plan to acquire pursuant to the Asset Purchase Agreement and which we plan to acquire through the Asset Acquisition Agreement, our exploration, drilling, and production expertise, and the experience and knowledge of our management and industry partners will enable us to compete effectively in the oil and gas industry.  Notwithstanding the above, we will still face stiff competition from a substantial number of major and independent oil and gas companies that have larger technical staffs and greater financial and operational resources than we do.  Many of these companies not only engage in the acquisition, exploration, development, and production of oil and natural gas reserves, but also have refining operations, market refined products, and own drilling rigs.  We will also compete with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for the drilling and completion of wells.

REGULATORY MATTERS AND GOVERNMENT REGULATIONS

Regulation of Oil and Gas Production, Sales and Transportation

The oil and gas industry is subject to regulation by numerous national, state and local governmental agencies and departments. Compliance with these regulations is often difficult and costly and noncompliance could result in substantial penalties and risks. Most jurisdictions in which we operate and plan to operate also have statutes, rules, regulations or guidelines governing the conservation of natural resources, including the unitization or pooling of oil and gas properties and the establishment of maximum rates of production from oil and gas wells. Some jurisdictions also require the filing of drilling and operating permits, bonds and reports. The failure to comply with these statutes, rules and regulations could result in the imposition of fines and penalties and the suspension or cessation of operations in affected areas.

We intend to operate various gathering systems. The United States Department of Transportation and certain governmental agencies regulate the safety and operating aspects of the transportation and storage activities of these facilities by prescribing standards. However, based on current standards concerning transportation and storage activities and any proposed or contemplated standards, we believe that the impact of such standards is not material to our operations, capital expenditures or financial position.

Regulatory Matters /Environmental Regulation

Various federal, state and local laws and regulations relating to the protection of the environment, including the discharge of materials into the environment, may affect our planned exploration, development and production operations and the costs of those operations. These laws and regulations, among other things, govern the amounts and types of substances that may be released into the environment, the issuance of permits to conduct exploration, drilling and production operations, the handling, discharge and disposition of waste materials, the reclamation and abandonment of wells, sites and facilities, financial assurance under the Oil Pollution Act of 1990 and the remediation of contaminated sites. These laws and regulations may impose substantial liabilities for noncompliance and for any contamination resulting from our planned operations and may require the suspension or cessation of operations in affected areas.

The environmental laws and regulations applicable to us and our planned operations include, among others, the following United States federal laws and regulations:

• Clean Air Act, and its amendments, which governs air emissions;

• Clean Water Act, which governs discharges of pollutants into waters of the United States;

• Comprehensive Environmental Response, Compensation and Liability Act, which imposes strict liability where releases of hazardous substances have occurred or are threatened to occur (commonly known as “Superfund”);

• Resource Conservation and Recovery Act, which governs the management of solid waste;

• Oil Pollution Act of 1990, which imposes liabilities resulting from discharges of oil into navigable waters of the United States;

• Emergency Planning and Community Right-to-Know Act, which requires reporting of toxic chemical inventories;

• Safe Drinking Water Act, which governs underground injection and disposal activities; and

• U.S. Department of Interior regulations, which impose liability for pollution cleanup and damages.

We plan to routinely obtain permits for facilities and operations in accordance with these applicable laws and regulations on an ongoing basis as required by applicable laws.

EMPLOYEES

The Company currently has two (2) employees, including its Chief Executive Officer, President and Director, Floyd L. Smith, and six (6) independent contractors.

INTELLECTUAL PROPERTY

The Company does not currently hold any intellectual property, patent rights, trademarks or copyrights.

ITEM 1A. RISK FACTORS.

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. The Company's business is subject to many risk factors, including the following:

General Risks Related To The Company

We May Not Be Able To Continue Our Business Plan Without Additional Financing.

We have not generated significant revenues to date and since the date of our change in business focus from restaurant related operations to an oil and gas exploration and production company.  We had a total working capital surplus of $211,475 as of August 31, 2011, a deficit accumulated during the development stage of $621,047 and a net loss for the year ended August 31, 2011 of $509,740. We will need to raise significant funding in the future, including approximately $500,000 to continue our operations for the next 12 months.  We anticipate the need for approximately $3-5 million dollars in additional funding to expand our operations and acquire additional properties as described above under “Plan of Operations”. In August 2011, the Company sold an aggregate of 6,462,900 shares of the Company’s restricted common stock to twelve “accredited investors” in private transactions for aggregate consideration of $387,774 or $0.06 per share in a private placement. From September through December 2011, the Company sold an aggregate of 14,250,000 shares of the Company’s restricted common stock to twenty-three “accredited investors” in private transactions for aggregate consideration of $855,000 or $0.06 per share. In August 2011, we assumed a Management Services Agreement with ASL Energy (described above) which requires us to pay $8,000 per month to ASL Energy.

We do not believe that we have enough cash on hand to operate for the next 12 months and anticipate only being able to operate for the next six months with our current available cash.   Moving forward we plan to rely on financing and additional funds from affiliates of the Company and third party investors in order to support our operations and pay our expenses in the near term. Additional funding will likely come from debt and equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our business operations.  If we are unable to raise the funds we require, your investment could become worthless.

We Have Not Generated Any Significant Revenues Since Our Inception In August 2008.

Since our inception in August 2008, we have yet to generate any significant revenues, and currently have only limited operations, as we are presently in the development stage of our business development.   In August 2011, we changed our business focus to oil and gas exploration and we have not generated any revenue to date in connection with such business focus. We make no assurances that we will be able to generate any significant revenues in the future.

Shareholders May Be Diluted Significantly Through Our Efforts To Obtain Financing, Satisfy Obligations And/Or Complete Acquisitions Through The Issuance Of Additional Shares Of Our Common Stock Or Other Securities.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or other securities (including the shares of convertible preferred stock that we have agreed to issue to shareholders of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties in connection with the Asset Acquisition Agreement (described above)). Additionally, moving forward, we may attempt to conduct acquisitions and/or mergers of other entities or assets using our common stock or other securities as payment for such transactions.  Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock and preferred stock with various preferences and other rights. If such transactions occur, this may result in substantial dilution of the ownership interests of existing shareholders, and dilute the book value of the Company’s common stock.

We Are Party to An Asset Acquisition Agreement Pursuant to Which, If Such Agreement Closes, We Will Pay Significant Consideration For The Acquisition Of Certain Oil And Gas Assets, Which Consideration Will Cause Substantial Dilution To Our Existing Shareholders.

In connection with the Second Amendment described above, we assumed rights and obligations under an Asset Acquisition Agreement, pursuant to which we agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock, which convert into shares of the Company having a total value of $5,910,000, based on the trading price of the Company’s common stock on the date converted; votes one-for-one with the common shares; provides that no shares can be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; and provides for such converted shares to be subject to a lock-up agreement.  The issuance of the shares of convertible preferred stock contemplated by the Asset Acquisition Agreement and the subsequent conversion thereof will cause immediate dilution to the shareholders of the Company.

Our Majority Shareholder, Floyd L. Smith, Can Vote An Aggregate Of 87.2% Of Our Voting Shares and Holds Series A Preferred Stock Which Will Provide Him Continuing Voting Control Over the Company, And As A Result, He Will Exercise Significant Control Over Corporate Decisions.

Floyd L. Smith, our President and Director, has beneficial ownership of 77.1% of our outstanding shares of common stock (including 63,000,000 shares of common stock held by Petron, which he controls) and 87.2% of our outstanding voting shares, which includes 1,000 shares of Series A Preferred Stock, which voting together as a class have the right to vote 51% of the Company’s voting shares on any and all shareholder matters. Additionally, the Company shall not adopt any amendments to the Company's Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

The Series A Preferred Stock also includes a provision which provides that in the event that Mr. Smith dies or becomes disabled within eighteen months of the issuance date of the Series A Preferred Stock to Mr. Smith, that ASL Energy Corp. and or its assigns shall have the right, with 61 days prior written notice to the Company to assume the ownership of and/or the rights associated with such shares of Series A Preferred Stock (the “Assignment Rights”).   Other than the Super Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

As a result of the above, Mr. Smith exercises control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have no say in the direction of the Company and the election of Directors. Investors in the Company should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will have no effect on the outcome of corporate decisions or the election of Directors.  Furthermore, investors should be aware that Mr. Smith may choose to elect new Directors to the Board of Directors of the Company and/or take the Company in a new business direction altogether, and that current shareholders of the Company will have little to no say in such matters.

Finally, in the event that Mr. Smith dies or becomes disabled prior to March 1, 2013, ASL Energy has the right to take ownership of the Series A Preferred Stock, and as a result, voting control over the Company.

Shareholders Who Hold Unregistered Shares Of Our Common Stock Are Subject To Resale Restrictions Pursuant To Rule 144, Due To Our Status As A “Shell Company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, prior to the completion of the Asset Purchase Agreement and our related Form 8-K filing, we will be considered a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company” (which we believe that we will after closing the Asset Purchase Agreement); 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company”, which information has been filed in this Report.  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after the date of the filing of a Form 8-K Report with Form 10 information, any non-registered securities we sell in the next approximately 12 months or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of this Report.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned, except as discussed above), which could cause the value of our securities, if any, to decline in value or become worthless.

Our Auditors Have Raised Substantial Doubt As To Whether We Can Continue As A Going Concern.

We have not generated any significant revenues since our incorporation, nor have we generated any revenues associated with our recent change in business focus to oil and gas exploration and production to date.  Additionally, we currently have limited options.  These factors among others indicate substantial doubt regarding our ability to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

We Rely Upon Key Personnel And If They Leave Us, Our Business Plan And Results Of Operations Could Be Adversely Affected.

We rely heavily on our Chief Executive Officer and Director, Floyd L. Smith. His experience and input creates the foundation for our business and he is responsible for the directorship and control over our operations. We do currently have an employment agreement with Mr. Smith (as described above), and we are putting in place a "key man" insurance policy on Mr. Smith in the amount of $1,000,000. Moving forward, should we lose the services of Mr. Smith, for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace Mr. Smith with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan. As a result of this, your investment in us could become devalued or worthless and we may be forced to abandon or change our business plan.

Our Management Lacks Experience In And With Publicly-Traded Companies.

While we rely heavily on Floyd L. Smith, our Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director and our other Director, David Knepper, they have no experience serving as an officer or Director of a publicly-traded company, or experience with the reporting requirements which public companies are subject to. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to their ultimate lack of experience with publicly-traded companies in general.

Our Insurance Coverage May Be Inadequate To Insure Against All Material Risks.

Moving forward, we plan to acquire insurance against some, but not all of the potential risks and losses our operations are subject to. There can be no assurance that insurance obtained by us will be adequate to and/or in sufficient amounts necessary to cover all losses or liabilities. The occurrence of a significant event not fully insured or indemnified against, could materially and adversely affect our financial condition and operations, which could lead to any investment in us becoming worthless.

We May Not Be Able To Successfully Manage Our Growth, Which Could Lead To Our Inability To Implement Our Business Plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have three Directors and one executive officer. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

We Have A Limited Operating History In Our Current Business Focus Of Oil And Gas Production And Because Of This It May Be Difficult To Evaluate Our Chances For Success.

We were formed in August 2008 as a company specializing in restaurant consulting and investment activities; provided that we only generated limited revenues in connection with such operations, and changed our business focus to oil and gas exploration activities in connection with our acquisition of the Equipment of Petron in August 2011 (described above).  As such, we have a limited history in our current business focus of oil and gas exploration.   We are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of oil and gas exploration may face significant competition, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

We Incur Significant Increased Costs As A Result Of Operating As A Fully Reporting Company As Well As In Connection With Section 404 Of The Sarbanes Oxley Act.

We incur legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 and our continued status as a publicly reporting company will require that we incur substantial accounting, legal and filing expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We May Be Unable to Close The Transactions Contemplated By The Asset Acquisition Agreement.

In August 2011, in connection with and pursuant to the Second Amendment (described above) we assume all rights and obligations under the Asset Acquisition Agreement, pursuant to which we agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock, which convert into shares of the Company having a total value of $5,910,000, based on the trading price of the Company’s common stock on the date converted; votes one-for-one with the common shares; provides that no shares can be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; and provides for such converted shares to be subject to a lock-up agreement. We and the various other counterparties to the Asset Acquisition Agreement may never consummate the acquisitions contemplated therein for reasons that may include us and such counterparties failing to agree to definitive agreements evidencing such acquisitions, such entities failing to provide us with required financial statement disclosure, and/or such counterparties failing to receive required shareholder approval for the contemplated acquisitions.

Shareholders May Be Diluted Significantly By the Conversion of the Convertible Preferred Stock and Exercise of Warrants We Have Agreed to Issue In Connection with the Asset Acquisition Agreement.

In August 2011, in connection with and pursuant to the Second Amendment (described above) we assume all rights and obligations under the Asset Acquisition Agreement, pursuant to which we agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock, which convert into shares of the Company having a total value of $5,910,000, based on the trading price of the Company’s common stock on the date converted; votes one-for-one with the common shares; provides that no shares can be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; and provides for such converted shares to be subject to a lock-up agreement. The conversion of such convertible preferred stock will result in substantial dilution of the ownership interests of existing shareholders, and dilute the book value of the Company’s common stock.  Furthermore, the subsequent sale of the shares of common stock issuable upon such conversion will likely significantly decrease the trading value of the Company’s common stock.

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

Risks Relating To The Planned Oil And Gas Operations Of The Company

Oil, Gas And Natural Gas Liquid Prices Are Volatile.

We anticipate that our future financial results will be highly dependent on the general supply and demand for oil, gas and natural gas liquids (“NGLs”), which will impact the prices we ultimately realize on our future sales of these commodities. A significant downward movement of the prices for these commodities could have a material adverse effect on our future revenues, operating cash flows and profitability. Such a downward price movement could also have a material adverse effect on our future estimated proved reserves, the carrying value of our future oil and gas properties, the level of planned drilling activities and future growth. Historically, market prices have been volatile and are likely to continue to be volatile in the future due to numerous factors beyond our control. These factors include, but are not limited to:

•	consumer demand for oil, gas and NGLs;

•	conservation efforts;

•	OPEC production levels;

•	weather;

•	regional pricing differentials;

•	differing quality of oil produced (i.e., sweet crude versus heavy or sour crude);

•	differing quality and NGL content of gas produced;

•	the level of imports and exports of oil, gas and NGLs;

•	the price and availability of alternative fuels;

•	the overall economic environment; and

•	governmental regulations and taxes.

Estimates Of Oil, Gas And NGL Reserves Are Uncertain.

The process of estimating oil, gas and NGL reserves is complex and requires significant judgment in the evaluation of available geological, engineering and economic data for each reservoir, particularly for new discoveries. Because of the high degree of judgment involved, different reserve engineers may develop different estimates of reserve quantities and related revenue based on the same data. In addition, the reserve estimates for a given reservoir may change substantially over time as a result of several factors including additional development activity, the viability of production under varying economic conditions and variations in production levels and associated costs. Consequently, material revisions to our future reserve estimates may occur as a result of changes in any of these factors. Such revisions to reserves could have a material adverse effect on our future estimates of future net revenue, as well as our financial condition and profitability.

Discoveries Or Acquisitions Of Additional Reserves Will Be Needed To Avoid A Material Decline In Future Reserves And Production.

The production rates from oil and gas properties generally decline as reserves are depleted, while related per unit production costs generally increase, due to decreasing reservoir pressures and other factors. Therefore, we anticipate our future estimated proved reserves and future oil, gas and NGL production will decline materially as future reserves are produced unless we conduct successful exploration and development activities or, unless we identify additional producing zones in existing wells, secondary or tertiary recovery techniques, or acquire additional properties containing proved reserves. Consequently, our future oil, gas and NGL production and related per unit production costs will be highly dependent upon our level of success in finding or acquiring additional reserves.

Future Exploration And Drilling Results Are Uncertain And Involve Substantial Costs.

Substantial costs are often required to locate and acquire properties and drill exploratory wells. Such activities are subject to numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The costs of drilling and completing wells are often uncertain. In addition, oil and gas properties can become damaged or drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to:

•	unexpected drilling conditions;

•	pressure or irregularities in reservoir formations;

•	equipment failures or accidents;

•	fires, explosions, blowouts and surface cratering;

•	adverse weather conditions;

•	lack of access to pipelines or other transportation methods;

•	environmental hazards or liabilities; and

•	shortages or delays in the availability of services or delivery of equipment.

A significant occurrence of one of these factors could result in a partial or total loss of our future investment in a particular property. In addition, drilling activities may not be successful in establishing proved reserves. Such a failure could have an adverse effect on our future results of operations and financial condition. While both exploratory and developmental drilling activities involve these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons.

Industry Competition For Leases, Materials, People And Capital Can Be Significant.

Strong competition exists in all sectors of the oil and gas industry. We plan to compete with major integrated and other independent oil and gas companies for the acquisition of oil and gas leases and properties. We also plan to compete for the equipment and personnel required to explore, develop and operate properties. Competition is also prevalent in the marketing of oil, gas and NGLs. Typically, during times of high or rising commodity prices, drilling and operating costs will also increase. Higher prices will also generally increase the costs of properties available for acquisition. Our competitors have financial and other resources substantially larger than ours. They also may have established strategic long-term positions and relationships in areas in which we may seek new entry. As a consequence, we may be at a competitive disadvantage in bidding for properties. In addition, many of our larger competitors may have a competitive advantage when responding to factors that affect demand for oil and gas production, such as changing worldwide price and production levels, the cost and availability of alternative fuels, and the application of government regulations.

Public Policy, Which Includes Laws, Rules and Regulations, Can Change.

Our planned operations are subject to federal laws, rules and regulations in the United States. In addition, we will also be subject to the laws and regulations of various states and local governments. Pursuant to public policy changes, numerous government departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Changes in such public policies could affect our planned operations. Political developments can restrict production levels, enact price controls, change environmental protection requirements, and increase taxes, royalties and other amounts payable to governments or governmental agencies. Existing laws and regulations can also require us to incur substantial costs to maintain regulatory compliance. Our future projected operating and other compliance costs could increase if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to our operations. Although we are unable to predict changes to existing laws and regulations, such changes could significantly impact our future profitability, financial condition and liquidity, particularly changes related to hydraulic fracturing, income taxes and climate change as discussed below.

Hydraulic Fracturing — The U.S. Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural-gas industry in the hydraulic-fracturing process. Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements. This legislation, if adopted, could establish an additional level of regulation and permitting at the federal level.

Income Taxes — The U.S. President’s recent budget proposals include provisions that would, if enacted, make significant changes to United States tax laws. The most significant change would eliminate the immediate deduction for intangible drilling and development costs.

Climate Change — Policy makers in the United States are increasingly focusing on whether the emissions of greenhouse gases, such as carbon dioxide and methane, are contributing to harmful climatic changes. Policy makers at both the United States federal and state level have introduced legislation and proposed new regulations that are designed to quantify and limit the emission of greenhouse gases through inventories and limitations on greenhouse gas emissions. Legislative initiatives to date have focused on the development of cap-and-trade programs. These programs generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. Cap-and-trade programs would be relevant to our planned operations because the equipment we plan to use to explore for, develop, produce and process oil and natural gas emits greenhouse gases. Additionally, the combustion of carbon-based fuels, such as the oil, gas and NGLs we plan to sell, emits carbon dioxide and other greenhouse gases.

We Will Incur Certain Costs To Comply With Government Regulations, Particularly Regulations Relating To Environmental Protection And Safety, And Could Incur Even Greater Costs In The Future.

Our exploration, production and marketing operations are regulated extensively at the federal, state and local levels and are subject to interruption or termination by governmental and regulatory authorities based on environmental or other considerations.  Moreover, we have incurred and will continue to incur costs in our efforts to comply with the requirements of environmental, safety and other regulations.  Further, the regulatory environment in the oil and gas industry could change in ways that we cannot predict and that might substantially increase our costs of compliance and, in turn, materially and adversely affect our business, results of operations and financial condition.

Specifically, as an owner or lessee and operator of crude oil and natural gas properties, we are subject to various federal, state, local and foreign regulations relating to the discharge of materials into, and the protection of, the environment.  These regulations may, among other things, impose liability on us for the cost of pollution cleanup resulting from operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas.  Moreover, we are subject to the United States (U.S.) Environmental Protection Agency's (U.S. EPA) rule requiring annual reporting of greenhouse gas (GHG) emissions.  Changes in, or additions to, these regulations could lead to increased operating and compliance costs and, in turn, materially and adversely affect our business, results of operations and financial condition.

We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues.  In addition to the U.S. EPA's rule requiring annual reporting of GHG emissions, we are also aware of legislation proposed by U.S. lawmakers to reduce GHG emissions.

Additionally, there have been various proposals to regulate hydraulic fracturing at the federal level.  Currently, the regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements.  Any new federal regulations that may be imposed on hydraulic fracturing could result in additional permitting and disclosure requirements (such as the reporting and public disclosure of the chemical additives used in the fracturing process) and in additional operating restrictions.  In addition to the possible federal regulation of hydraulic fracturing, some states and local governments have considered imposing various conditions and restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells, testing of nearby water wells, restrictions on the access to and usage of water and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations.  Such federal and state permitting and disclosure requirements and operating restrictions and conditions could lead to operational delays and increased operating and compliance costs and, moreover, could delay or effectively prevent the development of crude oil and natural gas from formations which would not be economically viable without the use of hydraulic fracturing.

We will continue to monitor and assess any new policies, legislation, regulations and treaties in the areas where we operate to determine the impact on our operations and take appropriate actions, where necessary.  We are unable to predict the timing, scope and effect of any currently proposed or future laws, regulations or treaties, but the direct and indirect costs of such laws, regulations and treaties (if enacted) could materially and adversely affect our business, results of operations and financial condition.

Environmental Matters And Costs Can Be Significant.

As an owner, lessee or operator of oil and gas properties, we will be subject to various federal, state, provincial, tribal and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on us for the cost of pollution clean-up resulting from our operations in affected areas. Any future environmental costs of fulfilling our commitments to the environment are uncertain and will be governed by several factors, including future changes to regulatory requirements. There is no assurance that changes in or additions to public policy regarding the protection of the environment will not have a significant impact on our planned operations and profitability.

Insurance Does Not Cover All Risks.

Exploration, development, production and processing of oil, gas and NGLs can be hazardous and involve unforeseen occurrence including, but not limited to blowouts, cratering, fires and loss of well control. These occurrences can result in damage to or destruction of wells or production facilities, injury to persons, loss of life, or damage to property or the environment. We plan to maintain insurance against certain losses or liabilities in accordance with customary industry practices and in amounts that management believes to be prudent. However, insurance against all operational risks will not be available to us.

Because Of The Inherent Dangers Involved In Oil And Gas Exploration, There Is A Risk That We May Incur Liability Or Damages As We Conduct Our Business Operations, Which Could Force Us To Expend A Substantial Amount Of Money In Connection With Litigation And/Or A Settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and/or leased by us. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for the purchase of properties and/or property interests, exploration, development or acquisitions or result in the loss of properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, there can be no assurance that any insurance obtained by us in the future will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us becoming worthless.

Risks Relating To Our Securities

We Have Not And Do Not Anticipate Paying Any Cash Dividends On Our Common Stock And Because Of This Our Securities Could Face Devaluation In The Market.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of our business operations, it is anticipated that any earnings will be retained to finance our business operations and future expansion.

The Market For Our Common Stock Will Be Subject To Fluctuations.

Our common stock is quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “PEII”. While no shares of our common stock have traded on the OTCBB to date, we anticipate the future market for our common stock on the OTCBB to be subject to fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability to generate revenues;

(3)	conditions and trends in the market for oil and natural gas; and

(4)	future acquisitions we may make.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates, or government regulations may adversely affect the market price and liquidity of our common stock.

If We Are Late In Filing Our Quarterly Or Annual Reports With The Securities And Exchange Commission Or A Market Maker Fails To Quote Our Common Stock On The Over-The-Counter Bulletin Board For A Period Of More Than Four Days, We May Be De-Listed From The Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB. As we were late in filing our Form 10-Q for the period ended February 28, 2011, if we are late in our filings two more times prior to the filing of our Form 10-Q for the period ended May 31, 2013 or if we are late in our filings three times in any 24 month and are de-listed from the OTCBB or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act of 1934, as amended, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

State Securities Laws May Limit Secondary Trading, Which May Restrict The States In Which And Conditions Under Which You Can Sell Shares.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

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

We do not currently have an independent audit or compensation committee. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

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

We have authorized capital stock consisting of 1,000,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of December 7, 2011, we had 85,246,533 shares of common stock outstanding (which number does not include 9,466,667 shares sold by the Company in private placements from September to December 2011, for $0.06 per share, which have not been issued to date, but does include 3,000,000 shares due to Petron in connection with the Second Amendment, which have not been physically issued to date) and 1,000 shares of Series A Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares (similar to the Shares A Preferred Stock previously issued by the Board of Directors), provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights (similar to the Series A Preferred Stock already issued and outstanding) and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this filing and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

ITEM 2. PROPERTIES

We currently use Petron’s office space which it rents under a five (5) year lease encompassing approximate 3000 feet of space. Our offices are positioned on a main thoroughfare in North Dallas (County) Texas at 17950 Preston Road, Suite 960, Dallas, Texas 75252.

In September 2011, we obtained rights to the Wagoner County Leases, encompassing a total of 360 acres, as described above.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In October 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol RCNC.OB; however, our common stock was subsequently delisted from the OTCBB due to our failure to timely file our Quarterly Report on Form 10-Q for the period ended February 28, 2011 on May 23, 2011.  Our common stock was re-quoted on the OTCBB effective on August 9, 2011.  On October 17, 2011, in connection with the effectiveness of the 100:1 forward stock-split affected pursuant to the Amendment described above, the Company’s trading symbol on the Over-The-Counter Bulletin Board changed to RCNCD.OB, and on November 29, 2011, the Company’s symbol on the Over-The-Counter Bulletin Board changed to PEII.OB. To date, no shares of our common stock have traded and there is currently no public market for our common stock.

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

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 1,000,000,000 shares of common stock, $0.001 par value per share (“Common Stock”) and 10,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).

Common Stock

The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine.  Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders.  There is no cumulative voting of the election of directors then standing for election.  The Common Stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.  Each outstanding share of Common Stock is, and all shares of Common Stock to be outstanding upon completion of this Offering will upon payment therefore be, duly and validly issued, fully paid and non-assessable.

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

Series A Preferred Stock

The designation of 1,000 shares of the Company’s Series A Preferred Stock was approved by the Company’s Board of Directors on September 7, 2011 and a Certificate of Designations reflecting such Series A Preferred Stock was filed with the Secretary of State of Nevada on September 8, 2011.  The Series A Preferred Stock provides the holder thereof, Floyd L. Smith, the right, voting separately as a class, to vote in aggregate 51% of our outstanding voting shares on any and all shareholder matters (the “Super Majority Voting Rights”).  For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock (currently only Mr. Smith), voting separately as a class, will have the right to vote an aggregate of 10,408,163 shares, out of a total number of 20,408,163 shares voting.

Additionally, the Company shall not adopt any amendments to the Company's Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

The Series A Preferred Stock also includes a provision which provides that in the event that Mr. Smith dies or becomes disabled within eighteen months of the issuance date of the Series A Preferred Stock to Mr. Smith, that ASL Energy Corp. and or its assigns shall have the right, with 61 days prior written notice to the Company to assume the ownership of and/or the rights associated with such shares of Series A Preferred Stock (the “Assignment Rights”).   Other than the Super Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

The 1,000 shares of Series A Preferred stock were issued to Mr. Smith in connection with the entry into the Executive Employment Agreement described above.

The Series A Preferred Stock and the rights associated therewith, could act to prevent or delay a change in control.

Equity Compensation Plans

The Company does not have any equity compensation plans in place, whether approved by the shareholders or not.

Warrants, Options and Convertible Securities

The Company does not have any outstanding warrants, options or convertible securities, other than Stock Options to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.0039 per share, which have a term of five years, expiring on August 31, 2016, which were issued to Floyd L. Smith, the Company’s Chief Executive Officer, President and Director in connection with his entry into an Executive Employment Agreement with the Company (described above).

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

As described above, in August 2011, and pursuant to the Stock Purchase Agreement, the Selling Shareholders sold an aggregate of 1,000,000,000 shares of restricted common stock to Petron.

As described above, pursuant to the Second Amendment, the Company agreed to issue 3,000,000 restricted shares of common stock to Petron in consideration for the acquisition of the Equipment.

As described above, pursuant to the Executive Employment Agreement with Floyd Smith, we agreed to grant Mr. Smith Stock Options to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.0039 per share, with a five year term and cashless exercise rights, which vested immediately to Mr. Smith.

 As described above, pursuant to the Executive Employment Agreement with Mr. Smith, we agreed to issue Mr. Smith 1,000 shares of our Series A Preferred Stock.

In August 2011, the Company sold an aggregate of 6,462,900 shares of the Company’s restricted common stock to twelve “accredited investors” in private transactions for aggregate consideration of $387,774 or $0.06 per share in a private placement.

From September through December 2011, the Company sold an aggregate of 14,250,000 shares of the Company’s restricted common stock to twenty-three “accredited investors” in private transactions for aggregate consideration of $855,000 or $0.06 per share.

Additionally, in connection with the planned Asset Purchase (defined above), 940,000,000 shares of common stock purchased pursuant to the Stock Purchase Agreement were cancelled.

We claim an exemption from registration afforded by Section 4(2) and Rule 506 of the Securities Act of 1933, as amended since the foregoing issuances and grant did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuances or grant and we paid no underwriting discounts or commissions.

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

Property and Equipment

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the five to ten year estimated useful lives of the assets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Revenue Recognition

Revenues are generally recognized when realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.

Revenues from sales of crude oil and natural gas products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the purchaser. Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.

The Company recognizes gains or losses from the sales of its interests in oil and natural gas properties as title passes to the buyer. These amounts are recognized as income from asset sales, net.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Share-Based Payment

Fair value of employees' awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, is measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of operations over the service period.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments

The amounts reported in the balance sheets for cash, and accounts payable are short-term in nature and their carrying values approximate fair values.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows upon adoption.

Plan of Operations:

As described above in connection with the acquisition of the Equipment, the Company changed its business focus to oil and gas exploration and production and related operations and ceased undertaking any restaurant related operations as were contemplated by its previous business plan.

Moving forward we intend to close the Asset Purchase Agreement and acquire certain oil and gas properties owned by ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, pursuant to the Asset Acquisition Agreement which we assumed from Petron (as described in greater detail above).  We also have previously assumed a Management Services Agreement between Petron and ASL Energy (also described above), pursuant to which we are required to pay ASL Energy $8,000 per month for management and consulting services.  We have also previously acquired rights to the Wagoner County Leases.

We do not currently have any sources of revenue, provided that we did previously sell an aggregate of 6,462,900 shares of the Company’s restricted common stock to twelve “accredited investors” in private transactions in August 2011 for aggregate consideration of $387,774 or $0.06 per share in a private placement and an aggregate of 14,250,000 shares of the Company’s restricted common stock to twenty-three “accredited investors” in private transactions for aggregate consideration of $855,000 or $0.06 per share from September through December 2011.

Moving forward we anticipate that our operations will be supported by funds raised through the private placement offering described above and through the sale of debt or equity in the Company in private placement offerings. We plan to raise approximately $3–5 million dollars in private placements over the next twelve months; provided that we have not entered into any agreements regarding such funding (other than as described above in connection with the prior private placements) and such funding may not be available on favorable terms, if at all.  We anticipate the need for a minimum of $500,000 in additional funding to continue our operations for the next twelve months. Assuming we are successful in raising a minimum of $3,000,000 subsequent to the date of this filing through the sale of debt or equity securities through private placements, we will use the proceeds to finalize the reworking of approximately 75-90 wells we plan to acquire through the Asset Purchase Agreement, drill approximately 5–10 new wells in Oklahoma and acquire additional acreage. In the event that we are unsuccessful raising additional funds subsequent to the date hereof, we will move forward with our business plan and plan of operations in a scaled down form until such time that we can raise additional funds.

All existing wells which we will acquire pursuant to the Asset Purchase Agreement will need to be reworked to reestablish production.  Although there are several targets available within these existing wells, oil pay zones will be our primary focus considering the higher price point in the oil market currently. The second priority will be gas pay zones, primarily because of very soft price points in the gas market.

Moving forward our long-term plan is to grow the Company at a rate of 5% per year via three approaches, 1) lease acquisition and development, 2) industry level participation through current industry partners, and 3) acquisitions of small operators in Texas and Oklahoma.

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2011 COMPARED TO THE YEAR ENDED AUGUST 31, 2010

We had no revenues for the year ended August 31, 2011 or the year ended August 31, 2010.  On or around August 31, 2011, as described above, the Company changed its business focus to oil and gas exploration and production and related operations and ceased undertaking any restaurant related operations as were contemplated by its previous business plan.

We had total general and administrative expenses of $507,971 for the year ended August 31, 2011, compared to $55,381 for the year ended August 31, 2010, an increase of $452,590 from the prior period. The main reasons for the increase in general and administrative expenses were in connection with the Asset Purchase Agreement and Employment Agreement, including $58,000 in consulting fees and $377,456 in stock based compensation.

We had total interest expense of $1,769 for the year ended August 31, 2011, compared to $1,321 for the year ended August 31, 2010, an increase in interest expense of $448 from the prior period.  Interest expense increased due to increased borrowings from our former management (as described below), which loans were repaid with proceeds from the Stock Purchase Agreement entered into on August 9, 2011, as described below.

We had a net loss of $509,740 for the year ended August 31, 2011, compared to a net loss of $56,702 for the year ended August 31, 2010, an increase in net loss of $453,038 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had $406,007 of current assets as of August 31, 2011, which included $249,107 of cash and $156,900 of advances – related parties, which was in connection with amounts advanced to Petron Well Services, Inc., an entity majority owned by Petron and to Petron (which funds advanced to Petron were subsequently paid to ONE Energy in connection with the Asset Acquisition Agreement).  The advances are unsecured, due upon demand and do not bear interest. We had $1,079,317 of total assets as of August 31, 2011, which included $406,007 of current assets, and $673,310 of property and equipment, net of accumulated depreciation, representing Petron’s historical cost of the Equipment purchased pursuant to the Second Amendment to Asset Purchase Agreement (described above).

We had total liabilities of $194,532 as of August 31, 2011, including $62,620 of accounts payable and accrued liabilities and $131,912 of advances from related party relating to advances made by Petron in August 2011, which are unsecured, due upon demand and do not bear interest.

We had a total working capital surplus of $211,475 and a deficit accumulated during the development stage of $621,047 as of August 31, 2011.

We had net cash used in operating activities of $285,575 for the year ended August 31, 2011, which was mainly due to $509,740 of net loss and $156,900 of increase in advances-related parties, offset by $382,247 of stock based compensation relating to the value of the options granted and preferred stock issued to Mr. Smith as described above.

We had $534,636 of net cash from financing activities for the year ended August 31, 2011, which included $423,744 of proceeds from sale of common stock, representing funds raised through the sale of our securities at $0.06 per share in private placements (as described above), $13,625 of proceeds from shareholder loans, representing amounts loaned to us by our former management (as described below), which have since been repaid, and $131,912 of advances from related party, representing amounts advanced to us by Petron, offset by $34,675 of payments on shareholder loans, relating to amounts used to repay the previously outstanding related party notes described below.

On or around October 7, 2008, the Company entered into a $10,150 Promissory Note with its then President, Chief Executive Officer, and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on October 7, 2009. Prior to the maturity date of the Promissory Note, Mr. Cho agreed to extend the due date of such Promissory Note for an additional year to October 7, 2010, and subsequently further extended the due date of such note to May 31, 2011.  The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement entered into between the Selling Shareholders and Petron on August 9, 2011, as described below.

On December 21, 2009, the Company entered into a $5,000 Promissory Note with its then President, Chief Executive Officer and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on December 21, 2010. In December 2010, Mr. Cho agreed to extend the due date of such Promissory Note until May 31, 2011. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On March 17, 2010, the Company entered into a $3,000 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on March 17, 2011. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On March 31, 2010, the Company entered into a $1,200 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on March 31, 2011. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On April 5, 2010, the Company entered into a $1,200 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on April 5, 2011. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On July 19, 2010, the Company entered into a $500 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on July 19, 2011. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (described below).

On November 16, 2010, the Company entered into a $1,925 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on November 16, 2011. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On November 30, 2010, the Company entered into a $10,000 Promissory Note with Pete Wainscott, the Company’s then Director, to evidence amounts loaned to the Company by Mr. Wainscott.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on November 30, 2011. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On April 12, 2011, the Company entered into a $1,700 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on April 12, 2012. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On August 9, 2011, we; David Cho, the Company’s then Chief Executive Officer and Director and then 54.4% owner of the Company’s common stock (550,000,000 shares or 5,500,000 pre-forward split shares); Pete Wainscott, the Company’s then Director and then 34.6% owner of the Company’s common stock (350,000,000 shares or 3,500,000 pre-forward split shares); and David M. Loev the then 9.9% owner of the Company’s common stock (100,000,000 shares, or 1,000,000 pre-forward split shares)(collectively the “Selling Shareholders”) entered into a Stock Purchase Agreement with Petron Energy Special Corp. (formerly Petron Energy II, Inc.), a Nevada corporation (“Petron”), which is controlled by Floyd L. Smith.  Pursuant to the Stock Purchase Agreement, the Selling Shareholders sold an aggregate of 1,000,000,000 shares (10,000,000 pre-forward split) shares of the Company’s restricted common stock to Petron in consideration for $232,750 (the “Purchase Price”); provided that a required term and condition of the closing of the Stock Purchase Agreement was that the Company had no liabilities at closing, and as such, a portion of the Purchase Price was used to satisfy the Company’s outstanding liabilities, including the notes described above which were either repaid or forgiven in connection with such transaction.  As a result of the Stock Purchase Agreement, which closed on August 10, 2011, Petron, and as a result of his control of Petron, Mr. Smith became the owner of 98.9% of the Company’s outstanding shares.

Moving forward we intend to acquire certain oil and gas properties owned by ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, pursuant to the Asset Acquisition Agreement which we assumed from Petron (as described in greater detail above).  We also have previously assumed a Management Services Agreement between Petron and ASL Energy (also described above), pursuant to which we are required to pay ASL Energy $8,000 per month for management and consulting services.  We have also previously acquired rights to the Wagoner County Leases.

We anticipate that our operations will be supported by funds raised through the private placement offering described above and through the sale of debt or equity in the Company in private placement offerings. We plan to raise approximately $3–5 million dollars in private placements over the next twelve months; provided that we have not entered into any agreements regarding such funding (other than as described above in connection with the prior private placements) and such funding may not be available on favorable terms, if at all.  The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all. We anticipate the need for a minimum of $500,000 in additional funding to continue our operations for the next twelve months. Assuming we are successful in raising a minimum of $3,000,000 subsequent to the date of this filing through the sale of debt or equity securities through private placements, we will use the proceeds to finalize the reworking of approximately 75-90 wells we plan to acquire through the Asset Purchase Agreement, drill approximately 5–10 new wells in Oklahoma and acquire additional acreage. In the event that we are unsuccessful raising additional funds subsequent to the date hereof, we will move forward with our business plan and plan of operations in a scaled down form until such time that we can raise additional funds.

Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of properties; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
OF PETRON ENERGY II, INC. (FORMERLY RESTAURANT CONCEPTS OF AMERICA INC.)

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Petron Energy II, Inc.
Dallas, TX

We have audited the accompanying balance sheets of Petron Energy II, Inc. (the “Company”) as of August 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from August 1, 2008 (inception) through August 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petron Energy II, Inc. as of August 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period from August 1, 2008 (inception) through August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
December 13, 2011

PETRON ENERGY II, INC.
(FORMERLY RESTAURANT CONCEPTS OF AMERICA INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31,	August 31,
	2011	2010
ASSETS
Current assets
Cash	$249,107	$46
Advances - related party	156,900	-
Total current assets	406,007	46

Property and equipment, net accumulated depreciation	673,310	-

Total assets	$1,079,317	$46

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$62,620	$63,802
Advances - related party	131,912	21,050
Total current liabilities	194,532	84,852

Total liabilities	194,532	84,852

Commitments

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at August 31, 2011 and 2010, respectively	-	-
Series A Preferred Stock, $.001 par value, 1,000 shares authorized, 1,000 and 0 shares issued and outstanding at August 31, 2011 and 2010, respectively	1	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 80,463,200 and 1,011,000,300 issued and outstanding at August 31, 2011 and 2010, respectively	80,463	1,011,000
Additional paid-in capital	1,425,368	(984,499)
Deficit accumulated during the development stage	(621,047)	(111,307)
Total stockholders' equity (deficit)	884,785	(84,806)

Total liabilities and stockholders' equity (deficit)	$1,079,317	$46

See accompanying notes to the financial statements.

PETRON ENERGY II, INC.
(FORMERLY RESTAURANT CONCEPTS OF AMERICA INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010
AND FOR THE PERIOD FROM AUGUST 1, 2008 (INCEPTION)
THROUGH AUGUST 31, 2011

			Inception
	Year Ended	Year Ended	Through
	August 31,	August 31,	August 31,
	2011	2010	2011

Operating expenses
General and administrative	$507,971	$55,381	$622,215

Loss from operations	(507,971)	(55,381)	(622,215)

Other income and expense
Interest income (expense) net	(1,769)	(1,321)	(3,832)
Other income	-	-	5,000
Total other income and expense	(1,769)	(1,321)	1,168

Net loss	$(509,740)	$(56,702)	$(621,047)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	1,008,460,371	1,011,000,300

See accompanying notes to the financial statements.

PETRON ENERGY II, INC.
(FORMERLY RESTAURANT CONCEPTS OF AMERICA INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 1, 2008 (INCEPTION) THROUGH AUGUST 31, 2011

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance at August 1, 2008	-	$-	-	$-	$-	$-	$-

Shares issued to founders for services	-	-	1,000,000,000	1,000,000	(990,000)	-	10,000

Net loss	-	-	-	-	-	(20,300)	(20,300)

Balance at August 31, 2008	-	-	1,000,000,000	1,000,000	(990,000)	(20,300)	(10,300)

Common stock issued for cash	-	-	11,000,300	11,000	5,501	-	16,501

Net loss	-	-	-	-	-	(34,305)	(34,305)

Balance at August 31, 2009	-	-	1,011,000,300	1,011,000	(984,499)	(54,605)	(28,104)

Net loss	-	-	-	-	-	(56,702)	(56,702)

Balance at August 31, 2010	-	-	1,011,000,300	1,011,000	(984,499)	(111,307)	(84,806)

Common stock issued for cash	-	-	6,462,900	6,463	381,311	-	387,774

Cash received for common stock not issued	-	-	-	-	36,000	-	36,000

Cancelation of common stock	-	-	(940,000,000)	(940,000)	940,000	-	-

Common stock issued for equipment	-	-	3,000,000	3,000	670,310	-	673,310

Issuance of Series A preferred stock and stock options in connection with employment agreement	1,000	1	-	-	382,246	-	382,247

Net loss	-	-	-	-	-	(509,740)	(509,740)

Balance at August 31, 2011	1,000	$1	80,463,200	$80,463	$1,425,368	$(621,047)	$884,785

See accompanying notes to the financial statements.

PETRON ENERGY II, INC.
(FORMERLY RESTAURANT CONCEPTS OF AMERICA INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010
AND THE PERIOD FROM AUGUST 1, 2008 (INCEPTION) THROUGH AUGUST 31, 2011

			Inception
	Year Ended	Year Ended	Through
	August 31,	August 31,	August 31,
	2011	2010	2011

OPERATING ACTIVITIES:
Net Loss	$(509,740)	$(56,702)	$(621,047)
Adjustment to reconcile net loss to net cash used
in operating activities
Stock based compensation	382,247	-	392,247
Changes in:
Advances – related parties	(156,900)	-	(156,900)
Accounts payable and accrued expenses	(1,182)	43,510	62,620
NET CASH USED IN OPERATING ACTIVITIES	(285,575)	(13,192)	(323,080)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	423,774	-	440,275
Proceeds from shareholder loans	13,625	10,900	34,675
Payments of shareholder loans	(34,675)	-	(34,675)
Proceeds from advances - related party	131,912	-	131,912
NET CASH PROVIDED BY FINANCING ACTIVITIES	534,636	10,900	572,187

NET INCREASE (DECREASE) IN CASH	249,061	(2,292)	249,107
Cash, beginning of period	46	2,338	-
Cash, end of period	$249,107	$46	$249,107

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for equipment	$673,310	$-	$673,310

See accompanying notes to the financial statements.

PETRON ENERGY II, INC.
(FORMERLY RESTAURANT CONCEPTS OF AMERICA INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011

NOTE 1 – ORGANIZATION AND BUSINESS

Petron Energy II, Inc., formerly Restaurant Concepts of America Inc. (the “Company”) was incorporated in Nevada in August 2008 as a development stage company which planned to operate as a restaurant holding company which specialized in the development and expansion of proven independent restaurant concepts into multi-unit locations through corporate-owned stores, licensing, and franchising opportunities, funding permitting.

On August 9, 2011, certain shareholders of the Company entered into a Stock Purchase Agreement with Petron Energy Special Corp., which is controlled by Floyd L. Smith.  Pursuant to the Stock Purchase Agreement, the selling shareholders sold an aggregate of 1,000,000,000 shares (10,000,000 pre-forward split) shares of the Company’s restricted common stock to Petron Energy Special Corp. As a result of the Stock Purchase Agreement, which closed on August 10, 2011, Petron Energy Special Corp. became the owner of 98.9% of the Company’s outstanding shares and the Company changed its name to Petron Energy II, Inc.

Subsequent to the parties entry into the Stock Purchase Agreement, 940,000,000 shares of the Company’s common stock shares purchased pursuant to the Stock Purchase Agreement were cancelled.

The Company’s business focus is currently to acquire, develop, produce and explore for the sale of oil, gas and gas liquids in the States of Oklahoma and Texas.

The Company’s fiscal year end is August 31.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the five to ten year estimated useful lives of the assets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Revenue Recognition

Revenues are generally recognized when realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.

Revenues from sales of crude oil and natural gas products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the purchaser. Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.

The Company recognizes gains or losses from the sales of its interests in oil and natural gas properties as title passes to the buyer. These amounts are recognized as income from asset sales, net.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Share-Based Payment

Fair value of employees' awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, is measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of operations over the service period.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments

The amounts reported in the balance sheets for cash, and accounts payable are short-term in nature and their carrying values approximate fair values.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows upon adoption.

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

For the period ended August 31, 2011, the Company incurred a net loss of $509,740, and had a working capital surplus of $211,475.  Because of the current period loss, the Company will require additional working capital to develop its business operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at August 31, 2011 and 2010:

	2011	2010

Equipment	$673,310	$-
Less accumulated depreciation	-	-
Property and equipment, net	$673,310	$-

There was no depreciation expense for the years ended August 31, 2011 and 2010.

NOTE 5 – CAPITAL STOCK

The Company’s authorized capital stock consists of 10,000,000,000 shares of common stock, with a par value of $0.001 per share and 10,000,000 shares of blank check preferred stock with a par value of $0.001 per share.

Preferred stock:

In connection with the employment agreement discussed below, the Company issued 1,000 shares of Series A Preferred Stock. The Series A Preferred Stock shall have voting rights on all shareholder matters equal to fifty-one percent (51%) of the total vote. There are no other liquidation, conversion or redemption rights.

Common stock:

In August 2011, the Company raised $387,774 share from private placements of 6,462,900 shares common shares at $0.06 per share.  The Company also raised an additional $36,000 from a private placement for 600,000 shares of the Company’s common stock at $0.06 per share, which shares remain unissued.  An additional 14,250,000 shares of common stock were sold in private placements from September to December 2011, for total funds of $855,000 or $0.06 per share.

In connection with the employment agreement with Floyd L. Smith, the Company issued stock options to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.0039 per share, with cashless exercise rights and a five year term, which vest immediately 1,000 shares of Series A Preferred Stock which provide him Super Majority Voting Rights. The stock options and Series A preferred stock were valued at $377,458 and $4,791, respectively, using a Black-Scholes Option Pricing model. In connection with the valuation of the stock options, the Company used the following assumptions: dividend yield 0%, risk free rate 0.96%, volatility 44.44% and an expected term of 5 years.

On August 31, 2011, the Company agreed to issue 3,000,000 common shares for equipment purchased from Petron Energy Special Corp., an entity controlled by Floyd L. Smith the Company’s majority shareholder. The equipment was valued at the seller’s historical cost or $673,310.

On August 25, 2011, the Company’s Board of Directors approved a one hundred-to-one (100:1) forward stock split of the issued and outstanding shares of common stock for stockholders of record on August 25, 2011 and a name change of the Company to Petron Energy II, Inc. The effect of this stock split has been applied retroactively in the accompanying financial statements.

NOTE 6 – INCOME TAXES

Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously.  Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax consists of the following:

	August 31,	August 31,
	2011	2010
Refundable federal income tax
attributable to current operations	$173,000	$19,000
Less change in valuation allowance	(173,000)	(19,000)

Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31,	August 31,
	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$173,000	$38,000
Less, valuation allowance	(173,000)	(38,000)
Net deferred tax asset	$-	$-

At August 31, 2011, the Company had an unused net operating loss carryover of approximately $500,000 that is available to offset future taxable income which expire beginning in 2031.

The ability of the Company to utilize NOL carryforwards to reduce future federal taxable income and federal income tax is subject to various limitations under the Internal Revenue Code of 1986, as amended. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company.

In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains (as defined in the Code) inherent in the assets sold. Certain NOLs acquired through various acquisitions are also subject to limitations.

There are no significant differences between the Company’s operating results for financial reporting purposes and for income tax purposes.

NOTE 7 – RELATED PARTY TRANSACTIONS

In August 2011, the Company received advances of $131,912 from Petron Energy Special Corp., an entity controlled by the Company’s majority shareholder. The advances are unsecured and due upon demand and do not bear interest.

In August 2011, the Company advanced $50,900 to Petron Well Services, Inc., an entity majority owned by the Company’s majority shareholder.  The advances are unsecured and due upon demand and do not bear interest.

The Company advanced $106,000 in connection with Petron Energy Special Corp.’s Asset Acquisition Agreement with One Energy Capital and One Energy International dated August 8, 2011, which has not closed as of the date of this filing.

NOTE 8 – COMMITMENTS

Effective August 31, 2011, the Company entered into an Executive Employment Agreement with Floyd L. Smith.  Pursuant to the employment agreement, Mr. Smith agreed to serve as President and Chief Executive Officer of the Company for a term of five years, renewable thereafter for additional one year periods if not terminated by either party, and we agreed to provide Mr. Smith consideration of $200,000 per year; reimbursement for reasonable business expenses; the ability to earn a yearly bonus in the sole discretion of the Board of Directors of the Company; co-investment rights, providing Mr. Smith the right to participate in the amount of up to 20% of any acquisition, transaction or funding undertaken by the Company during the term of the employment agreement; stock options to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.0039 per share, with cashless exercise rights and a five-year term, which vested immediately upon the parties’ entry into the employment agreement; and 1,000 shares of Series A Preferred Stock which provide him Super Majority Voting Rights.

The employment agreement includes a non-competition provision, prohibiting Mr. Smith from competing against the Company in Texas, Louisiana, Oklahoma or New Mexico for a term of 12 months following the termination of the employment agreement.

The employment agreement can be terminated by the Company for cause (as defined in the agreement), without cause, or by Mr. Smith for good reason (as defined in the agreement) or without good reason.  If the employment agreement is terminated due to Mr. Smith’s death, disability, with cause by the Company or without good reason by Mr. Smith, he is due the consideration earned by him up until the date of termination of the agreement.  If the employment agreement is terminated by the Company without cause or by Mr. Smith for good reason, Mr. Smith is due the consideration earned by him up until the date of termination, plus the lesser of six months of salary due to Mr. Smith under the employment agreement and the remaining amount of consideration due pursuant to the terms of the employment agreement in a lump sum.

Mr. Smith also agreed to assign the Company rights to any intellectual property and inventions which he creates or conceives during the term of the employment agreement relating to the Company’s business pursuant to the employment agreement.

NOTE 9 – SUBSEQUENT EVENTS

On August 12, 2011, the Company entered into an Asset Purchase Agreement with Petron Energy Special Corp., which is controlled by Floyd L. Smith, who became the majority shareholder of and President and sole Director of the Company on August 10, 2011.  Pursuant to the Asset Purchase Agreement (which was subsequently amended by the parties’ entry into a First Amendment to Asset Purchase Agreement on August 15, 2011, the terms of which have been reflected in the discussion below), we agreed to purchase substantially all of Petron Energy Special Corp.’s assets (which consist of various oil and gas interests, leases, working interests and oil and gas equipment, collectively, the “Assets”) and none of the liabilities of Petron Energy Special Corp. in consideration for 20,000,000 shares of the Company’s restricted common stock.  As discussed below, the Company subsequently acquired equipment from Petron Energy Special Corp. for 3,000,000 shares.

On August 31, 2011, the Company entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”), which amended and modified the terms and conditions of the Asset Purchase Agreement.

The Second Amendment provided for the immediate purchase of all of the oil and gas equipment owned by Petron Energy Special Corp. including pumping units, oil and gas separators, stock tanks, gas compressors, pumps, tubing and rods (the “Equipment”) in consideration for 3,000,000 restricted shares of the Company’s common stock, leaving 17,000,000 shares due in consideration for the purchase of the remaining assets.

The Second Amendment also provided for the assignment and assumption by Petron Energy Special Corp. to the Company (collectively the “Assumption”) of the following agreements in partial consideration for the acquisition of the Equipment:

·
A Management Services Agreement with ASL Energy Corp. (“ASL Energy”), which has a five year term, provides for ASL Energy to provide management and consulting services to the Company; provides for the right for ASL Energy and the Company to enter into Joint Venture Agreements regarding the purchase of oil and gas interests; provides for ASL Energy to be paid $8,000 per month during the term of the agreement and the right to receive the Series A Preferred Stock issued to Mr. Smith; and

·
An Asset Acquisition Agreement, pursuant to which the Company agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock, which convert into shares of the Company having a total value of $5,910,000, based on the trading price of the Company’s common stock on the date converted; votes one-for-one with the common shares; provides that no shares can be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; and provides for such converted shares to be subject to a lock-up agreement.

As of the date of this filing, certain closing conditions to the Asset Purchase Agreement have not been met and the Asset Purchase Agreement has not closed.

An additional 14,250,000 shares of common stock were sold in private placements from September to December 2011, for total funds of $855,000 or $0.06 per share.

On September 28, 2011, the Company entered into two oil and gas leases and obtained rights to conduct oil and gas exploration and production activities on an aggregate of 320 acres (160 acres pursuant to each lease) located in Wagoner County, Oklahoma (the “Wagoner County Leases”).  Pursuant to the lease agreements, we agreed to pay the lessees under each of the leases total consideration for such lease rights consisting of $10 at the time of the entry into the agreements and (a) 3/16th of all oil produced from the leased property; (b) 3/16th of all gas of whatever nature or kind produced or sold from the leased property; (c) 3/16th of the gross proceeds, from the mouth of the well, of any gas produced from any oil well and used to manufacture gasoline; and (d) certain other nominal fees, during the period any well is shut-in.  The leases have a term of one (1) year, provided that they continue in effect thereafter for so long as oil or gas is produced on such leases by the Company, if any.

In connection with the acquisition of the Equipment and the Wagoner County Leases, the Company changed its business focus to oil and gas exploration and production and related operations and ceased undertaking any restaurant related operations as were contemplated by its previous business plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)
Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of August 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at August 31, 2011:

(1) Inadequate segregation of duties consistent with control objectives. The aforementioned material weakness was identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of August 31, 2011.

Management believes that the material weakness set forth in Item (1) above did not have an affect on the Company's financial reporting in 2011. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our Directors and executive officer. There are no other persons who can be classified as a promoter or controlling person of us. Our executive officer and Directors are as follows:

Name	Age	Position
Floyd L. Smith	49	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

David Knepper	58	Director

 Floyd L. Smith

Mr. Smith has served as the President of Petron Energy, Inc. and its successor, Petron, an oil and gas exploration company since October 1998.  Since May 2004, Mr. Smith has served as President of Petron Properties, LLP, a real estate company.  From January 2004 to August 2008, Mr. Smith served as the President and owner of Murray Mortgage.  From July 1992 to April 1998, Mr. Smith served as a broker at Grand Energy, Inc., working in sales.  From August 1984 to July 1992, Mr. Smith served as the Manager of a Walmart in Garland, Texas.  Mr. Smith obtained his Bachelors Degree from Harding University, in Searcy, Arkansas in Business Administration in 1984.

Qualifications:

              Mr. Smith has deep knowledge of the Company’s history, strategies, technologies and culture. Having led Petron as Chief Executive Officer and as a Director since 2007, Mr. Smith has been the driving force behind the strategies and operations of Petron.  His leadership of diverse business units and functions before becoming Chief Executive Officer gives Mr. Smith profound insight into the product development, marketing, finance, and operations aspects of the Company.

David Knepper

Mr. Knepper has held multiple positions in the oil and gas industry over the course of the last 36 years.  Mr. Knepper has served as President of Dogwood Operating Company, Inc., since July 2011.  From June 2009 to June 2011, Mr. Knepper served as a Manager and as reorganization officer of MSB Energy.  From May 2006 to May 2009, Mr. Knepper served as the Vice President of Engineering of Striker Petroleum.  From June 2002 to May 2006, Mr. Knepper served as a private consultant to various oil and gas clients.  From February 2000 to June 2002, Mr. Knepper served as a Manager – Special Projects, at Tribo Companies.  From October 1993 to February 2000, Mr. Knepper served as Executive Director of Probe Resources.  From August 1991 to October 1993, Mr. Knepper served as a Consultant to STZ Petroleum.  From February 1990 to August 1991, Mr. Knepper served as Vice President of Acquisitions of DKM Resources.  From August 1984 to December 1989, Mr. Knepper served as Manager of Acquisitions of Transco Exploration.  From September 1982 to July 1984, Mr. Knepper served as Vice President of Engineering of L&A Energy.  From May 1979 to September 1982, Mr. Knepper served as Acquisition Manager for Damson Oil.  From May 1975 to May 1979, Mr. Knepper served as Production Engineer, Reservoir Engineer and the chairman of multiple committees at Amoco Production.

Mr. Knepper obtained his Bachelors Degree from Texas A&M University in 1975. Mr. Knepper is a member of the Society of Petroleum Engineers, the Texas Society of Professional Engineers and the Student Engineers Council – Texas A&M University.

Qualifications:

Mr. Knepper has had a long and successful career in the oil and gas industry. He has significant experience in the operations of public and private companies. As evidenced by his broad network of resources developed over many years of involvement in the energy industry. Mr. Knepper understands how to locate, evaluate and negotiate oil and gas properties. Mr. Knepper’s depth of experience and expansive network as a board member makes him a significant asset to the Company.

-------------------------------

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

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

Our Directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

Independence of Directors

We are not required to have designated independent members of our Board of Directors, and do not anticipate having designated independent Directors until such time as we are required to do so.

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

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this filing.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Executive Compensation Table:

Name and principal position (a)	Year ended August 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Floyd L. Smith (1) CEO, CFO President, Secretary, Treasurer and Director	2011	-	-	4,791	(2)	377,456	(3)	-	-	-	382,247

David Cho (1) Former CEO, CFO, President, Secretary, Treasurer and Director	2011	-	-	-		-		-	-	-	-
	2010	-	-	-		-		-	-	-	-

The table above does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.  There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, August 31, 2010.

(1) Mr. Cho resigned as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company on August 10, 2011.  On that same day, Mr. Smith was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company.

(2) Represents the value, pursuant to Accounting Standards Codification Topic 718, of 1,000 shares of Series A Preferred Stock that the Company issued to Mr. Smith.

(3) Represents the value, pursuant to Accounting Standards Codification Topic 718, of Stock Options to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.0039 per share, which were granted to Mr. Smith pursuant to the terms of his Executive Employment Agreement, which grant was effective August 31, 2011.

Employment Agreement

Effective August 31, 2011, the Company entered into an Executive Employment Agreement with Floyd L. Smith.  Pursuant to the employment agreement, Mr. Smith agreed to serve as President and Chief Executive Officer of the Company for a term of five years, renewable thereafter for additional one year periods if not terminated by either party, and we agreed to provide Mr. Smith consideration of $200,000 per year; reimbursement for reasonable business expenses; the ability to earn a yearly bonus in the sole discretion of the Board of Directors of the Company; co-investment rights, providing Mr. Smith the right to participate in the amount of up to 20% of any acquisition, transaction or funding undertaken by the Company during the term of the employment agreement; stock options to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.0039 per share, with cashless exercise rights and a five year term, which vested immediately upon the parties’ entry into the employment agreement; and 1,000 shares of Series A Preferred Stock which provide him Super Majority Voting Rights (described in greater detail above).

The employment agreement includes a non-competition provision, prohibiting Mr. Smith from competing against the Company in Texas, Louisiana, Oklahoma or New Mexico for a term of 12 months following the termination of the employment agreement.

The employment agreement can be terminated by the Company for cause (as defined in the agreement), without cause, or by Mr. Smith for good reason (as defined in the agreement) or without good reason.  If the employment agreement is terminated due to Mr. Smith’s death, disability, with cause by the Company or without good reason by Mr. Smith, he is due the consideration earned by him up until the date of termination of the agreement.  If the employment agreement is terminated by the Company without cause or by Mr. Smith for good reason, Mr. Smith is due the consideration earned by him up until the date of termination, plus the lesser of six months of salary due to Mr. Smith under the employment agreement and the remaining amount of consideration due pursuant to the terms of the employment agreement in a lump sum.

Mr. Smith also agreed to assign the Company rights to any intellectual property and inventions which he creates or conceives during the term of the employment agreement relating to the Company’s business pursuant to the employment agreement.

DIRECTOR COMPENSATION

The Table below sets forth the total compensation paid to our non-executive Directors for the year ended August 31, 2011.  The compensation of our executive Directors is included in the Company Summary Executive Compensation Table, above.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
David Knepper Director (1)	-	-	-	-	-	-	-

Kenny Fox Former Director (1)	-	-	-	-	-	-	-

Pete Wainscott Former Director (1)	-	-	-	-	-	-	-

The table above does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)
Effective August 10, 2011, Mr. Wainscott resigned as a Director of the Company and Mr. Knepper and Mr. Fox were appointed as Directors of the Company.  On December 5, 2011, Kenny Fox announced his resignation as a Director of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(#)	(#)	(#)	($)	(f)	(#)	($)	(#)	(#)
	Exercisable	Unexercisable	(d)	(e)		(g)	(h)	(i)	(j)
	(b)	(c)
Floyd L. Smith	12,000,000	-	-	$0.0039	August 31, 2016

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

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination.   Our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance.  This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies.  Additionally, the Board of Directors reserves the right to grant stock options in the future (similar to those options granted to Mr. Smith in August 2011), if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award, other than the stock options previously granted to Mr. Smith, as described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table sets forth, as of December 7, 2011, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; and (b) all current directors and executive officers, as a group, and includes the 1,000 shares of Series A Preferred Stock and Super Majority Voting Rights associated with such Series A Preferred Stock which the Company agreed to issue to Mr. Smith pursuant to the Employment Agreement.

As of December 7, 2011, and including the securities described above, there were 85,246,533 shares of common stock issued and outstanding (which number does not include 9,466,667 shares sold by the Company in private placements from September to December 2011, for $0.06 per share, which have not been issued to date, but does include 3,000,000 shares due to Petron in connection with the Second Amendment, which have not been physically issued to date) and 1,000 shares of Series A Preferred Stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned	Preferred Stock Voting Rights (Represented In Voting Shares) (2)	Total Voting Shares Beneficially Owned (3)	Total Voting Percentage (4)

Floyd L. Smith (5)	75,000,000 (6)	77.1%	88,725,983	151,725,983	87.2%
CEO, CFO, President, Secretary, Treasurer and Director

Petron Energy Special Corp. (5)	63,000,000	73.9%	-	63,000,000	36.2%
17950 Preston Road, Suite 960, Dallas, Texas 75252

David Knepper	-	-	-	-	0.0%
Director

Kenny Fox	-	-	-	-	0.0%
Former Director

David Cho	-	-	-	-	0.0%
Former CEO, CFO and Director

Pete Wainscott	-	-	-	-	0.0%
Former Director

All Officers and Directors as a Group (2 persons)	75,000,000	77.1%	88,725,983	151,725,983	87.2%

(1)  The address for each officer and Director of the Company, unless otherwise stated, is the Company’s principal address, 17950 Preston Road, Suite 960, Dallas, Texas 75252.

(2)  The Series A Preferred Stock is not entitled to any dividends, liquidation preference, conversion rights, or redemption rights.  The Series A Preferred Stock does however have the right, voting as a separate class, at any annual or special meeting of shareholders to vote in aggregate 51% of our outstanding voting shares on any and all shareholder matters (the “Super Majority Voting Rights”).

(3) Not including any options, warrants or non-voting securities held by the named shareholders above.

(4) Based on an aggregate of 173,972,516 outstanding voting shares, calculated based on 85,246,533 shares of common stock issued and outstanding and 88,725,983 voting shares attributable to the Series A Preferred Stock.

(5) Floyd L. Smith is deemed to beneficially own the securities held by Petron Energy Special Corp., as Mr. Smith is the President of and maintains voting control over such entity.

(6) Includes Stock Options to purchase 12,000,000 shares of common stock at an exercise price of $0.0039 per share.  Includes 63,000,000 shares of common stock held by Petron which shares Mr. Smith is deemed to beneficially own.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On or around October 7, 2008, the Company entered into a $10,150 Promissory Note with its then President, Chief Executive Officer, and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on October 7, 2009. Prior to the maturity date of the Promissory Note, Mr. Cho agreed to extend the due date of such Promissory Note for an additional year to October 7, 2010, and subsequently further extended the due date of such note to May 31, 2011.  The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On December 21, 2009, the Company entered into a $5,000 Promissory Note with its then President, Chief Executive Officer and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on December 21, 2010. In December 2010, Mr. Cho agreed to extend the due date of such Promissory Note until May 31, 2011. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On March 17, 2010, the Company entered into a $3,000 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on March 17, 2011. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On March 31, 2010, the Company entered into a $1,200 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on March 31, 2011. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On April 5, 2010, the Company entered into a $1,200 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on April 5, 2011. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On July 19, 2010, the Company entered into a $500 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on July 19, 2011. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (described below).

On November 16, 2010, the Company entered into a $1,925 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on November 16, 2011. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On November 30, 2010, the Company entered into a $10,000 Promissory Note with Pete Wainscott, the Company’s then Director, to evidence amounts loaned to the Company by Mr. Wainscott.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on November 30, 2011. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On April 12, 2011, the Company entered into a $1,700 Promissory Note with Mr. Cho, to evidence amounts loaned to the Company by Mr. Cho.  The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on April 12, 2012. The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

On August 9, 2011, we; David Cho, the Company’s then Chief Executive Officer and Director and then 54.4% owner of the Company’s common stock (550,000,000 shares or 5,500,000 pre-forward split shares); Pete Wainscott, the Company’s then Director and then 34.6% owner of the Company’s common stock (350,000,000 shares or 3,500,000 pre-forward split shares); and David M. Loev the then 9.9% owner of the Company’s common stock (100,000,000 shares, or 1,000,000 pre-forward split shares)(collectively the “Selling Shareholders”) entered into a Stock Purchase Agreement with Petron Energy Special Corp. (formerly Petron Energy II, Inc.), a Nevada corporation (“Petron”), which is controlled by Floyd L. Smith.  Pursuant to the Stock Purchase Agreement, the Selling Shareholders sold an aggregate of 1,000,000,000 shares (10,000,000 pre-forward split) shares of the Company’s restricted common stock to Petron in consideration for $232,750 (the “Purchase Price”); provided that a required term and condition of the closing of the Stock Purchase Agreement was that the Company had no liabilities at closing, and as such, a portion of the Purchase Price was used to satisfy the Company’s outstanding liabilities, including the notes described above which were either repaid or forgiven in connection with such transaction.  As a result of the Stock Purchase Agreement, which closed on August 10, 2011, Petron, and as a result of his control of Petron, Mr. Smith became the owner of 98.9% of the Company’s outstanding shares.

On August 10, 2011, our then Directors, David Cho and Pete Wainscott, increased the number of Directors of the Company to three, and appointed Floyd L. Smith as a Director of the Company, pursuant to the power provided to the Board of Directors by the Company’s Bylaws to fill the vacancy left by the increase.  Immediately following such appointment, David Cho, our President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director resigned as an officer and Director of the Company and Pete Wainscott, our Director, resigned as a Director of the Company and Floyd L. Smith was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company.  Additionally, as a result of the resignations of Mr. Cho and Mr. Wainscott as Directors of the Company, Mr. Smith was the sole Director of the Company.  On August 15, 2011, Floyd L. Smith, our then sole Director, appointed David Knepper and Kenny Fox as Directors of the Company.

On August 12, 2011, the Company entered into an Asset Purchase Agreement with Petron, which is controlled by Floyd L. Smith, who indirectly became the majority shareholder of and President and sole Director of the Company on August 10, 2011, as described below.  Pursuant to the Asset Purchase Agreement (which was subsequently amended by the parties’ entry into a First Amendment to Asset Purchase Agreement on August 15, 2011 and the Second Amendment to Asset Purchase Agreement, on August 31, 2011, described above under Item 1.01, the terms of which have been reflected in the discussion below), we agreed to purchase substantially all of Petron’s assets (which consist of various oil and gas interests, leases and working interests collectively, the “Assets”) and none of the liabilities of Petron in consideration for 17,000,000 shares (170,000 pre-forward split shares) of the Company’s restricted common stock (the “Petron Shares”).  All of Petron’s Equipment (as defined in Item 1.01) was purchased by the Company in connection with the parties’ entry into the Second Amendment (described above) in consideration for 3,000,000 restricted shares (30,000 pre-forward split shares) of common stock on August 31, 2011.

As a result of the Stock Purchase Agreement described above, Petron, and as a result of his control of Petron, Floyd L. Smith (who became our sole officer and Director on August 10, 2011, as described below) became the largest shareholder of the Company and obtained majority voting control (98.9% of the Company’s outstanding shares) over the Company.  Furthermore, in connection with the Company’s entry into an Executive Employment Agreement with Mr. Smith (described above), Mr. Smith obtained rights to shares of Preferred Stock, which allow him to vote 51% of our outstanding common stock on any and all shareholder matters (including the appointment of Directors), thereby providing him continuing voting control over the Company, pursuant only to the terms and conditions of the Preferred Stock.  Additionally, as discussed above, the Asset Purchase Agreement contemplates the cancellation of 9,400,000 of the restricted shares of common stock purchased by Petron as described above pursuant to the Stock Purchase Agreement which cancellation has occurred.

In August 2011, the Company received advances of $131,912 from Petron. The advances are unsecured and due upon demand and do not bear interest.

In August 2011, the Company advanced $156,900 to Petron Well Services, Inc., an entity majority owned by Petron and to Petron (which funds advanced to Petron were subsequently paid to ONE Energy in connection with the Asset Acquisition Agreement).  The advances are unsecured and due upon demand and do not bear interest.

Effective August 31, 2011, the Company entered into an Executive Employment Agreement with Floyd L. Smith.  Pursuant to the employment agreement, Mr. Smith agreed to serve as President and Chief Executive Officer of the Company for a term of five years, renewable thereafter for additional one year periods if not terminated by either party, and we agreed to provide Mr. Smith consideration of $200,000 per year; reimbursement for reasonable business expenses; the ability to earn a yearly bonus in the sole discretion of the Board of Directors of the Company; co-investment rights, providing Mr. Smith the right to participate in the amount of up to 20% of any acquisition, transaction or funding undertaken by the company during the term of the employment agreement; stock options to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.0039 per share, with cashless exercise rights and a five year term, which vested immediately upon the parties’ entry into the employment agreement; and 1,000 shares of Series A Preferred Stock which give Mr. Smith Super Majority Voting Rights (described in greater detail above).

On December 5, 2011, Kenny Fox resigned as a Director of the Company.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by our Board of Directors.  In connection with the approval of the transactions described above, our Board of Directors, took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our Board of Directors will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended August 31, 2011 and 2010, for professional services rendered by our independent principal accountants, LBB & Associates Ltd., LLP, for the audit of and review our financial statements as included in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Registration Statement on Form S-1, and the review of the financial statements included in our Registration Statement, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $ $12,567 and $12,540, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

The aggregate fees billed for the fiscal years ended August 31, 2011 and 2010, for professional services rendered by our independent principal accountants, LBB & Associates Ltd., LLP, other than for the audit of our annual financial statements as included in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Registration Statement on Form S-1, and the review of the financial statements included in our Registration Statement, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(2)	Certificate of Amendment to Articles of Incorporation (100:1 Forward Split)

Exhibit 3.3(2)	Series A Preferred Stock Designation

Exhibit 3.4(1)	Bylaws

Exhibit 10.1(1)	Promissory Note with David Cho ($10,150 - October 7, 2008)

Exhibit 10.3(3)	Amendment to Promissory Note with David Cho

Exhibit 10.4(4)	Promissory Note with David Cho ($5,000 - December 31, 2009)

Exhibit 10.5(5)	Promissory Note with David Cho ($3,000 – March 17, 2010)

Exhibit 10.6(5)	Promissory Note with David Cho ($1,200 – March 31, 2010)

Exhibit 10.7(6)	Amended and Restated Promissory Note with David Cho ($10,050)

Exhibit 10.8(6)	Promissory Note with David Cho ($1,200 - April 5, 2010)

Exhibit 10.9(7)	Promissory Note with David Cho ($500 – July 19, 2010)

Exhibit 10.10(7)	Amended and Restated Promissory Note with David Cho ($5,000)

Exhibit 10.12(7)	Promissory Note with Pete Wainscott ($10,000 – November 30, 2010)

Exhibit 10.13(8)	Promissory Note with David Cho ($1,700 – April 12, 2011)

Exhibit 10.14(9)	Stock Purchase Agreement

Exhibit 10.15(9)	Asset Purchase Agreement (Petron and the Company)

Exhibit 10.16(9)	First Amendment to Asset Purchase Agreement (Petron and the Company)

Exhibit 10.17(2)	Second Amendment to Asset Purchase Agreement (Petron and the Company)

Exhibit 10.18(2)	Executive Employment Agreement with Floyd L. Smith

Exhibit 10.19(2)	Common Stock Purchase Option

Exhibit 10.20(2)	Management Services Agreement (Petron and ASL, assumed by the Company)

Exhibit 10.21(2)	Asset Acquisition Agreement (Petron and ASL, assumed by the Company)

Exhibit 10.22(2)	Oil and Gas Lease – Wagoner, Oklahoma

Exhibit 10.23(2)	Oil and Gas Lease – Wagoner, Oklahoma

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Attached hereto.

(1) Filed as exhibits to the Company’s Form S-1 Registration Statement filed with the Commission on July 10, 2009, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on October 18, 2011, and incorporated herein by reference.

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

(9) Filed as exhibits to the Company’s Form 8-K, filed with the Commission on August 16, 2011, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRON ENERGY II, INC.

DATED: December 14, 2011	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director
December 14, 2011

/s/ David Knepper
David Knepper
Director

December 14, 2011