Form 10-K
period 2011-12-31
Petron Energy II, Inc.
filed 2012-04-16
CIK 1467434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 333-160517

PETRON ENERGY II, INC.
(Name of registrant in its charter)

Nevada		26- 3121630
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

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

Page - 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [ X].

The issuer had no revenues for the most recent fiscal year ended December 31, 2011.

The aggregate market value of the Issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of December 31, 2011, the end of the Issuer’s most recently completed second fiscal quarter, was $0 as there was no market for the Issuer’s common equity as of December 31, 2011.

At December 31, 2011, there were 83,082,071 shares of the Issuer's common stock outstanding.

Page - 2

PETRON ENERGY II, INC.

Page - 3

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

Corporate History

The Company was incorporated in Nevada in August 2008 as a development stage company which planned to operate as a restaurant holding company, specializing in the development and expansion of proven independent restaurant concepts into multi-unit locations through corporate-owned stores, licensing, and franchising opportunities, funding permitting.  In connection with the acquisition of the Equipment and Wagoner County Leases, we changed our business focus to oil and gas exploration and production and related operations and ceased undertaking any restaurant related operations.

We have not generated any significant revenues to date, have not generated any oil and gas revenues to date and have limited operations as of the date of this filing.  Our mailing address is 17950 Preston Road, Suite 960, Dallas, Texas 75252, and our telephone number is (972) 272-8190.

On August 9, 2011, we; David Cho, the Company’s then Chief Executive Officer and Director and then 54.4% owner of the Company’s common stock (550,000,000 shares or 5,500,000 pre-forward split shares); Pete Wainscott, the Company’s then Director and then 34.6% owner of the Company’s common stock (350,000,000 shares or 3,500,000 pre-forward split shares); and David M. Loev the then 9.9% owner of the Company’s common stock (100,000,000 shares, or 1,000,000 pre-forward split shares)(collectively the “ Selling Shareholders ”) entered into a Stock Purchase Agreement with Petron Energy Special Corp. (formerly Petron Energy II, Inc.), a Nevada corporation (“ Petron ”), which is controlled by Floyd L. Smith.  Pursuant to the Stock Purchase Agreement, the Selling Shareholders sold an aggregate of 1,000,000,000 shares (10,000,000 pre-forward split) shares of the Company’s restricted common stock to Petron in consideration for $232,750 (the “ Purchase Price ”); provided that a required term and condition of the closing of the Stock Purchase Agreement was that the Company had no liabilities at closing, and as such, a portion of the Purchase Price was used to satisfy the Company’s outstanding liabilities.  As a result of the Stock Purchase Agreement, which closed on August 10, 2011, Petron, and Mr. Smith as a result of his control of Petron, became the owner of 98.9% of the Company’s outstanding shares.

Additionally on August 9, 2011, owners of certain other of the Company’s outstanding registered shares entered into Stock Purchase Agreements and sold their shares to certain third parties in private transactions (which included ASL (defined below)).  Certain of those purchasers also entered into lock-up agreements with the Company, pursuant to which those purchasers agreed not to sell any of their shares prior to the 91st   day following the Company’s filing of a Form 8-K disclosing Form 10 type information (the “ Filing Date ”); 25% of such shares during the period beginning on the 91st   day following the Filing Date and prior to the 181st   day following the Filing Date; 25% of such shares during the period beginning on the 181st   day following the Filing Date and prior to the 271st   day following the Filing Date; and 25% of such shares during the period beginning on the 271st   day following the Filing Date and ending on the 361st   day following the Filing Date.

Page - 4

On August 12, 2011, the Company entered into an Asset Purchase Agreement with Petron, which is controlled by Floyd L. Smith, who indirectly became the majority shareholder of and President and sole Director of the Company on August 10, 2011, as described below.  Pursuant to the Asset Purchase Agreement (which was subsequently amended by the parties’ entry into a First Amendment to Asset Purchase Agreement on August 15, 2011 and the Second Amendment to Asset Purchase Agreement, on August 31, 2011, the terms of which have been reflected in the discussion below unless otherwise provided), we agreed to purchase substantially all of Petron’s assets (which consist of various oil and gas interests, leases and working interests collectively, the “ Assets ”) and none of the liabilities of Petron in consideration for 17,000,000 shares (170,000 pre-forward split shares) of the Company’s restricted common stock (the “ Petron Shares ”).

The Second Amendment modified and amended the terms of the Asset Purchase to provide for the immediate purchase, effective as of the date the Second Amendment was entered into, of all of the oil and gas equipment owned by Petron including pumping units, oil and gas separators, stock tanks, gas compressors, pumps, tubing and rods (collectively the “ Equipment ”) in consideration for 3,000,000 restricted shares of the Company’s common stock (the “ Equipment Shares ”).  The issuance of the Equipment Shares decreased the total shares due to Petron in consideration for the acquisition of Petron’s assets at the closing of the Asset Purchase to 17,000,000 shares (previously 20,000,000 shares were due at closing for all of Petron’s assets including the Equipment).

 The Asset Purchase Agreement contemplated the cancellation of 940,000,000 of the restricted shares of common stock purchased by Petron as described above pursuant to the Stock Purchase Agreement, which shares have been cancelled to date.

The closing of the transactions contemplated by the Asset Purchase Agreement were to occur upon the satisfaction of certain closing conditions described in the Asset Purchase Agreement, all of which have not occurred to date, but which are expected to occur shortly after the filing of this report, including: Petron providing the Company audited, interim and pro forma financial statements associated with the Assets; Petron receiving the required approval of its shareholders of the transactions contemplated by the Asset Purchase Agreement; Petron providing the Company all necessary assignments and consents relating to the transfer of the Assets; and Petron agreeing to a lock-up agreement associated with the Petron Shares, pursuant to which it will agree not to sell or transfer any such Petron Shares for one year from the closing of the Asset Purchase Agreement and no more than 30% of such Petron shares during the period beginning on the one year anniversary of the closing and ending at the end of the 18 th month following the closing.

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

The Second Amendment also provided for the immediate assumption by the Company and the assignment by Petron to the Company (collectively the “ Assumption ”) of the following agreements in partial consideration for the acquisition of the Equipment:

•
A Management Services Agreement with ASL Energy Corp. (“ ASL Energy ”), which has a five year term, provides for ASL Energy to provide management and consulting services to Petron (the Company following the Assumption); provides for the right for ASL Energy and Petron (the Company following the Assumption) to enter into Joint Venture Agreements regarding the purchase of oil and gas interests; provides for ASL Energy to be paid $8,000 per month during the term of the agreement and the right to receive the Series A Preferred Stock (described below) to be issued to Mr. Smith, in connection with the Assignment Rights (defined below); and

•
An Asset Acquisition Agreement, pursuant to which Petron (the Company following the Assumption) agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties (“ONE Energy”), upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock, which convert into shares of the Company having a total value of $5,910,000, based on the trading price of the Company’s common stock on the date converted; votes one-for-one with the common shares; provides that no shares can be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; and provides for such converted shares to be subject to a lock-up agreement

Page - 5

The Company advanced $106,000 to Petron in connection with the assumption of the Asset Acquisition Agreement, which funds were subsequently paid to ONE Energy.

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

On September 28, 2011, the Company entered into two Oil and Gas Leases and obtained rights to conduct oil and gas exploration and production activities on an aggregate of 320 acres (160 acres pursuant to each lease) located in Wagoner County, Oklahoma (the “ Wagoner County Leases ”).  Pursuant to the lease agreements, we agreed to pay the lessees under each of the leases total consideration for such lease rights consisting of $10 at the time of the entry into the agreements and (a) 3/16 th   of all oil produced from the leased property; (b) 3/16 th   of all gas of whatever nature or kind produced or sold from the leased property; (c) 3/16 th   of the gross proceeds, from the mouth of the well, of any gas produced from any oil well and used to manufacture gasoline; and (d) certain other nominal fees, during the period any well is shut-in.  The leases have a term of one (1) year, provided that they continue in effect thereafter for so long as oil or gas is produced on such leases by the Company, if any.

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

Page - 6

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

On December 5, 2011, Kenny Fox resigned as a Director of the Company.

  Amendment to Articles of Incorporation

On September 7, 2011, the Company’s Board of Directors and then majority shareholder, Petron (which held approximately 98.9% of the Company’s outstanding shares of common stock), and is controlled by Mr. Smith, approved the filing of a Certificate of Amendment (the “ Amendment ”) to the Company’s Articles of Incorporation to affect (a) a name change of the Company to “ Petron Energy II, Inc. ”; (b) a forward stock split of the Company’s outstanding common stock in a ratio of 100:1; and (c) an increase in the Company’s authorized shares of stock to 1,000,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share; each effective as of October 15, 2011.

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

Private Placements

In August 2011, the Company sold an aggregate of 6,462,900 shares of the Company’s restricted common stock to twelve “ accredited investors ” in private transactions for aggregate consideration of $387,774 or $0.06 per share in a private placement.

In September and October 2011, the Company sold an aggregate of 4,333,300 shares of the Company’s restricted common stock to nine “ accredited investors ” in private transactions for aggregate consideration of $259,998 or $0.06 per share

Business Operations

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

We hope to increase the value of the assets we acquire in the future through further acquisitions, drilling operations and the re-working of wells. We plan to concentrate our development efforts in Texas and Oklahoma.  The Asset Purchase Agreement relates to our acquisition from Petron of approximately one thousand five hundred leased acres which will include 59 existing wells which will need to be reworked in an effort to attempt to re-establish commercial production (collectively the “ Leases ”). We estimate the costs of reworking these wells at $35,000 per well and estimate that it will take approximately two weeks to rework each well, funding permitting.. We also assumed the Asset Acquisition Agreement, described above, pursuant to which we plan to acquire certain additional oil and gas producing properties located in Texas, including an additional two thousand eight hundred leased acres which include 34 existing wells.

Page - 7

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

Moving forward, we plan to acquire additional interests, funding permitting, which have a long-term history of successful production and display characteristics of being an under developed asset. By applying new technologies we hope to exploit and produce more natural gas and oil from these assets once acquired. Additionally, the Company plans to engage primarily in the exploration and development of oil and gas leases in Oklahoma, East and North Texas and Western Louisiana over the next two years through one or more of the following activities: (i) acquisition of oil and gas leases (similar to the Wagoner County Leases); (ii) contract drilling on leases owned by the Company through investment partnerships and banking relationships; (iii) acquisition of oil and gas producing properties; and (iv) acquisition of oil and gas companies having properties (producing and non-producing). Wells to be drilled by the Company will include both exploratory and development wells. We estimate that newly drilled wells will have a total cost range including completion of approximately $125,000 - $150,000 and reworked wells will have a total cost range of approximately $35,000 - $45,000.

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

Fracing

When sandstone rocks contain oil or gas in commercial quantities, recovery can be vastly improved by a process called fracturing (“fracing”) which is used to increase permeability to its optimum level. Basically, to fracture a formation, a fracturing service company pumps a specifically blended fluid down the well and into the formation under great pressure. Pumping continues until the formation literally cracks open. Meanwhile, a special type of frac sand is mixed into the fracturing fluid. These materials are called proppants . The proppant enters the fractures in the formation and when pumping is stopped and the pressure is allowed to dissipate, the proppant remains in the fractures. Since the fractures try to close back together after the pressure on the well is released, the proppant is needed to hold or prop the fractures open. These propped-open fractures provide passages for oil or gas to flow into the well.

Page - 8

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

MARKET INFORMATION

According to the U.S. Energy Information Administration’s (the “ EIA’s ”) Annual Energy Outlook 2011, sh ale gas production in the United States grew at an average annual rate of 17 percent between 2000 and 2006 and the combination of horizontal drilling and hydraulic fracturing technologies has made it possible to produce shale gas economically, leading to an average annual growth rate of 48 percent over the 2006-2010 period.

Page - 9

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

Page - 10

The environmental laws and regulations applicable to us and our planned operations include, among others, the following United States federal laws and regulations:

• Clean Air Act, and its amendments, which governs air emissions;

• Clean Water Act, which governs discharges of pollutants into waters of the United States;

• Comprehensive Environmental Response, Compensation and Liability Act, which imposes strict liability where releases of hazardous substances have occurred or are threatened to occur (commonly known as “ Superfund ”);

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

EMPLOYEES

The Company currently has eight (8) employees, including its Chief Executive Officer, President and Director, Floyd L. Smith.

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

General Risks Related To The Company

We May Not Be Able To Continue Our Business Plan Without Additional Financing.

We have not generated significant revenues to date and since the date of our change in business focus from restaurant related operations to an oil and gas exploration and production company.  We had a total working capital surplus of $211,475 as of December 31, 2011, a deficit accumulated during the development stage of $621,047 and a net loss for the year ended December 31, 2011of $509,740. We will need to raise significant funding in the future, including approximately $500,000 to continue our operations for the next 12 months.  We anticipate the need for approximately $3-5 million dollars in additional funding to expand our operations and acquire additional properties as described above under “Plan of Operations”. In August 2011, the Company sold an aggregate of 6,462,900 shares of the Company’s restricted common stock to twelve “accredited investors” in private transactions for aggregate consideration of $387,774 or $0.06 per share in a private placement. From September through December 2011, the Company sold an aggregate of 14,250,000 shares of the Company’s restricted common stock to twenty-three “ accredited investors ” in private transactions for aggregate consideration of $855,000 or $0.06 per share. In August 2011, we assumed a Management Services Agreement with ASL Energy (described above) which requires us to pay $8,000 per month to ASL Energy.

Page - 11

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

Floyd L. Smith, our President and Director, has beneficial ownership of 48% of our outstanding shares of common stock and 67.2% of our outstanding voting shares, which includes 1,000 shares of Series A Preferred Stock, which voting together as a class have the right to vote 51% of the Company’s voting shares on any and all shareholder matters. Additionally, the Company shall not adopt any amendments to the Company's Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

Page - 12

The Series A Preferred Stock also includes a provision which provides that in the event that Mr. Smith dies or becomes disabled within eighteen months of the issuance date of the Series A Preferred Stock to Mr. Smith, that ASL Energy Corp. and or its assigns shall have the right, with 61 days prior written notice to the Company to assume the ownership of and/or the rights associated with such shares of Series A Preferred Stock (the “ Assignment Rights ”).   Other than the Super Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

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

Shareholders Who Hold Unregistered Shares Of Our Common Stock Are Subject To Resale Restrictions Pursuant To Rule 144, Due To Our Previous Status As A “ Shell Company. ”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“ Rule 144 ”), a “ shell company ” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, prior to the completion of the Asset Purchase Agreement and our related Form 8-K filing, we will be considered a “ shell company ” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “ shell company ” (which we believe that we will after closing the Asset Purchase Agreement); 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “ Form 10 information ” has been filed with the Commission reflecting the Company’s status as a non-“ shell company ”, which information has been filed in this Report.  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after the date of the filing of a Form 8-K Report with Form 10 information, any non-registered securities we sell in the next approximately 12 months or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of this Report.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “ shell company ” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned, except as discussed above), which could cause the value of our securities, if any, to decline in value or become worthless.

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

Page - 13

We Rely Upon Key Personnel And If They Leave Us, Our Business Plan And Results Of Operations Could Be Adversely Affected.

We rely heavily on our Chief Executive Officer and Director, Floyd L. Smith. His experience and input creates the foundation for our business and he is responsible for the directorship and control over our operations. We do currently have an employment agreement with Mr. Smith (as described above), and we are putting in place a " key man " insurance policy on Mr. Smith in the amount of $1,000,000. Moving forward, should we lose the services of Mr. Smith, for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace Mr. Smith with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan. As a result of this, your investment in us could become devalued or worthless and we may be forced to abandon or change our business plan.

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

We incur legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the " Sarbanes-Oxley Act ") and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 and our continued status as a publicly reporting company will require that we incur substantial accounting, legal and filing expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Page - 14

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

Our Articles Of Incorporation, As Amended, And Bylaws Limit The Liability Of, And Provide Indemnification For, Our Officers And Directors.

Our Articles of Incorporation, as amended, generally limit our officers' and Directors' personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or Director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation, as amended, and Bylaws provide indemnification for our officers and Directors to the fullest extent authorized by the Nevada General Corporation Law against all expense, liability, and loss, including attorney's fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or Director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a " Proceeding ") to which the officer or Director is made a party or is threatened to be made a party, or in which the officer or Director is involved by reason of the fact that he is or was an officer or Director of the Company, or is or was serving at the request of the Company as an officer or director of another corporation or of a partnership, joint venture, trust or other enterprise whether the basis of the Proceeding is an alleged action in an official capacity as an officer or Director, or in any other capacity while serving as an officer or Director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and Directors for liabilities incurred in connection with their good faith acts for the Company.  Such an indemnification payment might deplete the Company's assets. Stockholders who have questions regarding the fiduciary obligations of the officers and Directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act of 1933, as amended, and the rules and regulations thereunder is against public policy and therefore unenforceable.

Page - 15

Risks Relating To The Planned Oil And Gas Operations Of The Company

Oil, Gas And Natural Gas Liquid Prices Are Volatile.

We anticipate that our future financial results will be highly dependent on the general supply and demand for oil, gas and natural gas liquids (“ NGLs ”), which will impact the prices we ultimately realize on our future sales of these commodities. A significant downward movement of the prices for these commodities could have a material adverse effect on our future revenues, operating cash flows and profitability. Such a downward price movement could also have a material adverse effect on our future estimated proved reserves, the carrying value of our future oil and gas properties, the level of planned drilling activities and future growth. Historically, market prices have been volatile and are likely to continue to be volatile in the future due to numerous factors beyond our control. These factors include, but are not limited to:

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

Page - 16

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

Page - 17

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

Page - 18

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

Page - 19

  The Market For Our Common Stock Will Be Subject To Fluctuations.

Our common stock is quoted on the Over-The-Counter Bulletin Board (the “ OTCBB ”) under the symbol “ PEII ”. While no shares of our common stock have traded on the OTCBB to date, we anticipate the future market for our common stock on the OTCBB to be subject to fluctuations in response to several factors, including, but not limited to:

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

Pursuant to Over-The-Counter Bulletin Board (" OTCBB ") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“ SEC ”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB. As we were late in filing our Form 10-Q for the period ended February 28, 2011, if we are late in our filings two more times prior to the filing of our Form 10-Q for the period ended May 31, 2013 or if we are late in our filings three times in any 24 month and are de-listed from the OTCBB or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

Page - 20

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information called for by this Item.

ITEM 2.     PROPERTIES

We currently lease office space under a five (5) year lease encompassing approximate 3000 feet of space. Our offices are positioned on a main thoroughfare in North Dallas (County) Texas at 17950 Preston Road, Suite 960, Dallas, Texas 75252.

Page - 21

In September 2011, we obtained rights to the Wagoner County Leases, encompassing a total of 360 acres, as described above.

We obtained rights to the Leases described above, as well as rights to a 75% equity stake in a 105 mile natural gas pipeline in connection with the closing of the Asset Purchase Agreement.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In October 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“ OTCBB ”) under the symbol RCNC.OB; however, our common stock was subsequently delisted from the OTCBB due to our failure to timely file our Quarterly Report on Form 10-Q for the period ended February 28, 2011 on May 23, 2011.  Our common stock was re-quoted on the OTCBB effective on August 9, 2011.  On October 17, 2011, in connection with the effectiveness of the 100:1 forward stock-split affected pursuant to the Amendment described above, t he Company’s trading symbol on the Over-The-Counter Bulletin Board changed to RCNCD.OB, and on November 29, 2011, the Company’s symbol on the Over-The-Counter Bulletin Board changed to PEII.OB. To date, no shares of our common stock have traded and there is currently no public market for our common stock.

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

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 1,000,000,000 shares of common stock, $0.001 par value per share (“ Common Stock ”) and 10,000,000 shares of preferred stock, $0.001 par value per share (“ Preferred Stock ”).

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

Page - 22

Preferred Stock

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors (“ Board of Directors ”) prior to the issuance of any shares thereof.  Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.  The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

Series A Preferred Stock

The designation of 1,000 shares of the Company’s Series A Preferred Stock was approved by the Company’s Board of Directors on September 7, 2011 and a Certificate of Designations reflecting such Series A Preferred Stock was filed with the Secretary of State of Nevada on September 8, 2011.  The Series A Preferred Stock provides the holder thereof, Floyd L. Smith, the right, voting separately as a class, to vote in aggregate 51% of our outstanding voting shares on any and all shareholder matters (the “ Super Majority Voting Rights ”).  For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock (currently only Mr. Smith), voting separately as a class, will have the right to vote an aggregate of 10,408,163 shares, out of a total number of 20,408,163 shares voting.

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

The Series A Preferred Stock also includes a provision which provides that in the event that Mr. Smith dies or becomes disabled within eighteen months of the issuance date of the Series A Preferred Stock to Mr. Smith, that ASL Energy Corp. and or its assigns shall have the right, with 61 days prior written notice to the Company to assume the ownership of and/or the rights associated with such shares of Series A Preferred Stock (the “ Assignment Rights ”).   Other than the Super Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

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

Page - 23

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

In August 2011, the Company sold an aggregate of 6,462,900 shares of the Company’s restricted common stock to twelve “ accredited investors ” in private transactions for aggregate consideration of $387,774 or $0.06 per share in a private placement.

From September through December 2011, the Company sold an aggregate of 14,250,000 shares of the Company’s restricted common stock to twenty-three “ accredited investors ” in private transactions for aggregate consideration of $855,000 or $0.06 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Page - 24

Results of Operations

Revenue for the year ended December 31, 2011 was $199,387 compared to $236,052 for the year ended December 31, 2011. This was decrease of $36,665.

Net loss for the year ended December 31, 2011 was $3,127,742 compared to $1,529,459 for the year ended December 31, 2010.  This is an increase of nearly 100% of net loss from the year prior.

General and Administrative costs for the year ended December 31, 2011 were $2,938,568 compared to $916,759 for the year ended December 31, 2010. This increase was related to the costs and expenses of finalizing the merger that the Company entered into.

Liquidity and Capital Resources

As of December 31, 2011, the current liabilities were $591,429 and the Company’s assets were $2,613,934.  Cash for the period ended December 31, 2011 increased by $18,108 due to the liquidation of accounts receivable.  The Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements.

Cash Requirements

Our cash on hand as of December 31, 2011 was $106,850.  The Company has incurred a net loss of $3,127,742 for the year ended December 31, 2011 (2010 - $1,529,459) and at December 31, 2011 had an accumulated deficit of $11,495,160 (2010 – $8,366,544). While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations.   The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time.  Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

Off-Balance Sheet Arrangements

     We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note 2 of the notes to our financial statements. In general, management's estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Page - 25

Recently Issued Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

The FASB established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on the consolidated financial position, results of operations or cash flows of the Company

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning fter December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

Also in January 2010, the FASB issued Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas—Oil and Gas Reserve Estimation and Disclosures.” This ASU amends the “Extractive Industries—Oil and Gas” Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC’s Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” discussed below. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our consolidated financial statements.

On December 31, 2008, the Securities and Exchange Commission, referred to in this report as the SEC, issued Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) —Measuring Liabilities at Fair Value,” related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance.

In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles.” This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company’s financial position, cash flows or results of operations.

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events,” which sets forth: (1) the period after the balance sheet date during which management of reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.

Page - 26

In April 2009, the FASB updated its guidance under ASC 820, “Fair Value Measurements and Disclosures,” related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on the Company’s results of operations. Also in April 2009, the FASB updated its guidance under ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

ITEM 7A.	QUANTITIATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Page - 27

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PETRON ENERGY II, INC.
Financial Statements
For the Years Ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Petron Energy II, Inc.
(Formerly Petron Energy Special Corp.)
 Dallas, TX 75252

We have audited the accompanying consolidated balance sheets of Petron Energy II, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petron Energy II, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses since inception raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KWCO, PC
KWCO, PC
(Formerly Killman, Murrell & Company, P.C.)
Odessa, TX 79762
April 16, 2012

PETRON ENERGY II, INC.
(Formerly Petron Energy Special Corp.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
Current Assets

Cash	$106,850	$88,742
Accounts Receivable--Oil & gas sales	53,466	14,664
Total Current Assets	160,316	103,406

Pipeline, net of accumulated depreciation of $179,289
and $113,422, respectively	808,711	874,578
Producing Oil & Gas Properties, net of accumulated depletion
of $628,795 and $591,695, respectively	1,433,068	860,628
Other Depreciable Equipment, net of accumulated
depreciation of $31,339 and $17,618, respectively	180,264	50,214
Other Assets	31,575	5,000

TOTAL ASSETS	$2,613,934	$1,893,826

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Accounts Payable--Trade	$443,114	$20,923
Accounts Payable--Related Party	50,617	2,967
Accrued Liabilities	72,158	38,822
Total Current Liabilities	565,889	62,712

Asset Retirement Obligation	25,540	-

TOTAL LIABILITIES	591,429	62,712

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 9,999,000 shares authorized,
none issued and outstanding	-	-
Preferred Stock Series A, $0.001 par value, 1,000 shares authorized,
issued and outstanding	1	-
Common Stock, $0.001 par value, 1,000,000,000 shares authorized,
110,727,511 and 83,082,071 issued and outstanding, respectively	110,727	83,081
Additional Paid-In Capital	13,406,937	10,114,576
Accumulated Deficit	(11,495,160)	(8,366,543)
Total Stockholders' Equity	2,022,505	1,831,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,613,934	$1,893,826

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.
(Formerly Petron Energy Special Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010

Revenues

Oil & Gas Sales	$192,839	$203,904
Pipeline Revenue	6,548	32,148
Total Revenue	199,387	236,052

Costs and Expenses

Cost of Revenue	271,873	266,599
Depletion, Depreciation and Amortization	116,688	85,420
General and Adminstrative	2,938,568	916,759
Interest Expense	-	496,733
Total Expenses	3,327,129	1,765,511

Loss from Operations Before Income Taxes	(3,127,742)	(1,529,459)

Income Tax Benefit	-	-

Net Loss	(3,127,742)	(1,529,459)

Preferred Stock Dividends	(875)	(12,706)

Net Loss Available to Common Stockholders	$(3,128,617)	$(1,542,165)

Loss per share--basic and diluted	$(0.034)	$(0.020)

Weighted average number of shares--basic and diluted	92,432,707	77,019,099

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.
(Formerly Petron Energy Special Corp.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2011 and 2010

	Preferred Stock		Common Stock		Additional
	Number		Number		Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total

Balance December 31, 2009	10,137,737	$101,377	41,557,284	$415,573	$5,679,928	$(6,824,378)	$(627,500)
Changes in shares due to reverse merger	(10,137,737)	(101,377)	31,267,774	(342,748)	444,125		-
Balance December 31, 2009 restated
for effect of reverse merger	-	-	72,825,058	72,825	6,124,053	(6,824,378)	(627,500)
Common Stock Sales			3,194,332	3,194	1,047,856		1,051,050
Common Stock Issued for Services			689,442	689	206,607		207,296
Conversion of Note Payable to Common Stock			6,373,239	6,373	2,736,060		2,742,433
Net Loss						(1,529,459)	(1,529,459)
Dividends						(12,706)	(12,706)
Balance December 31, 2010	-	-	83,082,071	83,081	10,114,576	(8,366,543)	1,831,114

Preferred Stock Issued for Services	1,000	1			4,790		4,791
Common Stock Sales			25,173,609	25,174	2,383,321		2,408,495
Common Stock Issued for Services			2,471,831	2,472	709,205		711,677
Issuance of Common Stock Option for Services					377,456		377,456
Costs of Reverse Merger					(182,411)		(182,411)
Net Loss						(3,127,742)	(3,127,742)
Dividends						(875)	(875)

Balance December 31, 2011	1,000	$1	110,727,511	$110,727	$13,406,937	$(11,495,160)	$2,022,505

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.
(Formerly Petron Energy Special Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010

OPERATING ACTIVITIES
Net Loss	$(3,127,742)	$(1,529,459)
Adjustments to reconcile net loss to
cash used by operating activitites:
Depletion and depreciation	116,688	85,420
Issuance of stock options	377,456	-
Preferred stock issued for services	4,791	-
Common stock issued for services	711,677	207,296
Change in other asset and liabilities:
Decrease (Increase) in oil & gas receivables	(38,802)	23,438
(Increase) in other assets	(26,575)	-
(Decrease) Increase in accounts payable	520,178	(8,422)
Increase in accrued liabilities	33,336	408,796
Cash used in operating activities	(1,428,993)	(812,931)

INVESTING ACTIVITIES
Investment in oil & gas properties	(584,000)	(87,028)
Pipeline investment	-	(88,000)
Purchase of other equipment	(143,771)	(16,875)
Cash used in investing activities	(727,771)	(191,903)

FINANCING ACTIVITIES
Purchase/Retirement of Common Stock, reverse merger	(232,750)	-
Proceeds from sales of common stock	2,408,497	1,051,050
Dividends paid	(875)	(12,706)
Cash from financing activities	2,174,872	1,038,344
Increase in cash	18,108	33,510
Cash at beginning of year	88,742	55,232

Cash at end of year	$106,850	$88,742

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$80,125
Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Oil & gas properties	$25,540	$-
Note Payable	-	1,964,721
Accrued Liabilities	(75,878)	777,712
Common Stock	-	(63,732)
Additional Paid-in Capital	50,338	(2,678,701)

	$-	$-

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.
(Formerly Petron Energy Special Corp)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

1. INCORPORATION AND NATURE OF OPERATIONS

Petron Energy II, Inc. (“Petron” or the “Company”) was formerly known as Petron Energy Special Corp. and was incorporated in June 2007 under the laws of the State of Texas; and, on April 2011, was reincorporated in the state of Nevada.   Pursuant to a Plan of Merger, the parent company, Petron Energy Special Corp. was merged into its wholly owned subsidiary, Petron Energy II, Inc.  The surviving entity was Petron Energy II, Inc.  The effective date of the Plan of Merger was January 3, 2012.

The Company is engaged primarily in the acquisition, development, production, exploration for and the sale of oil, gas and gas liquids in the United States.  As of December 31, 2011 the Company is operating in the states of Texas and Oklahoma.  In addition, the Company operates two gas gathering systems located in Tulsa, Wagoner, Rogers and Mayes counties of Oklahoma.  The pipeline consists of approximately 132 miles of steel and poly pipe, a gas processing plant and other ancillary equipment.  The Company sells its oil and gas products primarily to a domestic pipeline and to another oil company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Subsidiary Name	Organization Date
Petron Energy II Pipeline, Inc.	April 2008
Petron Energy II Well Service, Inc.	July 2008
Petron Energy LLP	June 2007

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States.  All intercompany transactions and account balances have been eliminated in consolidation.

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $3,127,742 for the year ended December 31, 2011 (2010 - $1,529,459) and at December 31, 2011 had an accumulated deficit of $11,495,160 (2010 – $8,366,544). While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations.   The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time.  Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2011 there were no cash equivalents.

Oil and gas properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.

Pursuant to full cost accounting rules, the Company must perform a ceiling test periodically on its proved oil and gas assets. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities.

Cost related to site restoration programs are accrued over the life of the project.

Pipeline and Equipment

Depreciation is based on the estimated useful lives of the assets and is computed using the straight line method.  Pipeline, trucks and equipment are recorded at cost. Depreciation is provided using the following useful lives:

Pipeline	15 years
Trucks and equipment	5—15 years

Stock-based compensation

The Company accounts for stock options in accordance with FASB ASC 505, “Equity,” and FASB ASC 718, “Compensation—stock Compensation.”  Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the year ended December 31, 2011.

Under ASC 718 and 505, the fair value of options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  Volatility is determined using historical stock prices over a period consistent with the expected term of the option.  The Company utilizes the guidelines of Staff Accounting bulletin No. 107 (SAB 107) of the Securities and  Exchange Commission relative to “plain vanilla” options in determining the expected term of options grants.  SAB 107 permits the expected term of “plain vanilla” options to be calculated as the average of the option’s vesting term and contractual period.

The Company has used this method in determining the expected term of all options.  At such time as the Company has options with graded vesting, the Company will recognize compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award.  The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.

Advertising Costs

The Company expenses advertising costs as these are incurred.  Marketing expenses totaled $46,320 and $79,204 in 2011 and 2010, respectively.

Revenue Recognition

Oil and gas revenues are recognized when oil and gas is produced and sold.

Earnings (loss) per share

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. The treasury stock method is used to determine the diluted effect of stock options and warrants. Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2011 and 2010 because common stock equivalents consisting of stock purchase warrants of 518,042 outstanding at December 31, 2010 and 12,000,000 stock options outstanding at December 31, 2011, were anti-dilutive.

Income taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

Long-Lived Assets Impairment

Long-term assets of the Company are reviewed for impairment when circumstances indicate the carrying value may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144) (ASC 360), Accounting for the impairment or Disposal of Long-Lived Assets. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 (ASC 410) “Accounting for Asset Retirement Obligations”. SFAS 143 (ASC 410) requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  The Asset Retirement Obligation as of December 31, 2011 is $25,540.

Concentration of Credit Risk

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash and trade accounts receivable.  The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  Management believes that these financial institutions are of high quality and the risk of loss is minimal.  At December 31, 2011 the Company had no cash balances in excess of FDIC limits.

Financial Instruments

The carrying amount of financial instruments including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value, unless otherwise stated as of December 31, 2011 and 2010.

Fair value estimates of financial instruments are made at the period end based on relevant information about financial markets and specific financial instruments.  Because these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  Company management and legal counsel assess such contingent liabilities which inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If management determines that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability is accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

Commitments

During the year ended December 31, 2011, the Company enter into the following agreements:

•
A Management Services Agreement with ASL Energy Corp. (“ASL Energy”), which has a five year term, provides for ASL Energy to provide management and consulting services to the Company; provides for the right for ASL Energy and the Company to enter into Joint Venture Agreements regarding the purchase of oil and gas interests; provides for ASL Energy to be paid $8,000 per month during the term of the agreement and the right to receive the Series A Preferred stock issued to Mr. Smith.

•
An Asset Purchase Agreement, pursuant to which the Company agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock, which convert into shares of the Company having a total value of $5,910,000, based on the trading price of the company’s common stock on the date converted; votes one-for-one with the common shares; provides that no shares can be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; and provides for such converted shares to be subject to a lock-up  agreements.   As of the date of this filing, certain closing conditions to the Asset Purchase Agreement have not been met and the Asset Purchase Agreement has not closed.

The Company amended its operating lease for its administrative office in Dallas, Texas on May 10, 2011. The lease will expire on April 30, 2014. The following sets forth the future minimum lease payments by year:

Year	Amount
2012	$38,872
2012	39,904
2014	13,416
Total	$92,192

Total rental expense was approximately $37,919 and $61,259 for years ended December 31, 2011 and 2010, respectively.

3. REVERSE MERGER TRANSACTION

On August 9, 2011, Petron Energy II, Inc. (“PEII) entered into a stock purchase agreement with three (3) shareholders of Restaurant Concepts of America, Inc. (“RCA”).  The agreement called for PEII to purchase 10,000,000 shares of RCA’s common stock for $232,750 ($0.02375 per share) from the three shareholders.  The shares purchased represented ninety-eight point nine percent (98.9%) of the total outstanding common shares of RCA at August 9, 2011.  Immediately after the purchase, PEII cancelled nine million four hundred thousand (9,400,000) shares of RCA’s common stock resulting in the following stock ownership, which was subsequently effected by a one hundred to one forward stock split:

The 60,000,000 shares of RCA’s common stock owned by PEII were to be exchanged for PEII’s common and preferred shares owned by its shareholders as of August 9, 2011.  The exchange of shares was effected as follows:

The original stock certificate for 60,000,000 shares of common stock issued to PEII was cancelled upon the issuance of the 78,511,478 shares of common stock reflected above.

After the reverse merger, PEII sold 21,215,783 shares of common stock at $0.06 per share, resulting in a total of 110,727,511 outstanding common shares at December 31, 2011.

After PEII gained control of RCA, PEII’s name was changed to “Petron Energy Special Corporation” and RCA’s name was changed to “Petron Energy II, Inc.” The two entities were statutorially merged with the surviving entity assuming the name Petron Energy II, Inc. on January 3, 2012.

As of the date PEII gained control of RCA, RCA’s balance sheet was as follows (unaudited):

Included in the Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2011, is a reduction in paid-in capital related to the reverse merger as follows:

The following summarizes, on a pro forma basis, the effect on PEII’s common and preferred stock and additional paid-in capital as of December 31, 2009 giving effect to RCA’s outstanding shares and the conversion of preferred stock to common stock:

[Missing Graphic Reference]4. PRODUCING OIL AND GAS PROPERTIES

The following summarizes the investment in producing oil & gas properties as of December 31, 2011 and 2010:

Depletion expense for the year ended December 31, 2011 and 2010 was $37,100 and $23,672, respectively.

5. PIPELINE AND OTHER DEPRECIABLE EQUIPMENT

Depreciation expenses for the years ended December 31, 2011 and 2010 was $79,588 and $61,748, respectively.

6. RELATED PARTY TRANSACTIONS

Petron Energy, Inc. is a company controlled by the Company’s majority shareholder.  In 2011 and 2010, the Company paid Petron Energy, Inc. $312,510 and $196,575, respectively.  These amounts have been reflected in the accompanying consolidated financial statement as charges from a related party and are included in general and administrative expenses for the respective years.

Effective August 31, 2011, the Company entered into an Executive Employment Agreement with Floyd L. Smith.  Pursuant to the employment agreement, Mr. Smith agreed to serve as President and Chief Executive Officer of the Company for a term of five years, renewable thereafter for additional one year periods if not terminated by either party.  The employment agreement provides for Mr. Smith to receive a salary of $200,000 per year; reimbursement for reasonable business expenses; the ability to earn a yearly bonus in the sole discretion of the Board of Directors of the Company; co-investment rights, providing Mr. Smith the right to participate in the amount of up to 20% of any acquisition, transaction or funding undertaken by the Company during the term of the employment agreement; stock options to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.0039 per share, with cashless exercise rights and a five year term, which vested immediately upon the parties’ entry into the employment agreement; and 1,000 shares of Series A Preferred Stock which give Mr. Smith Super Majority Voting Rights.

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on the consolidated financial position, results of operations or cash flows of the Company

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

Also in January 2010, the FASB issued Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas—Oil and Gas Reserve Estimation and Disclosures.” This ASU amends the “Extractive Industries—Oil and Gas” Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC’s Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” discussed below. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our consolidated financial statements.

On December 31, 2008, the Securities and Exchange Commission, referred to in this report as the SEC, issued Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) —Measuring Liabilities at Fair Value,” related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance.

In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles.” This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company’s financial position, cash flows or results of operations.

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events,” which sets forth: (1) the period after the balance sheet date during which management of reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.

In April 2009, the FASB updated its guidance under ASC 820, “Fair Value Measurements and Disclosures,” related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on the Company’s results of operations. Also in April 2009, the FASB updated its guidance under ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

8. INCOME TAXES

The Company uses the liability method in accounting for income taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The potential benefit of net operating loss carry forwards has not been recognized in the accompanying consolidated financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported for the years ended December 31, 2011 and 2010 is as follows:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income tax assets and liabilities at December 31, 2011 and 2010 are as follows:

The Company has recognized a valuation allowance for the deferred tax assets for which it is more likely than not that the realization will not occur. The valuation allowance is reviewed periodically. When circumstance change and this causes a change in management's judgment about the realizeability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The net operating loss carryforwards for income tax purposes are approximately $5,958,000 and will begin to expire in 2025.  Neither the Company nor any of its subsidiaries have ever been the subject of an examination by the Internal Revenue Service.

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation would be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

9. STOCKHOLDERS’ EQUITY

Preferred Stock

The articles of incorporation of the Company authorize the issuance of 10,000,000 shares of $0.001 par value Preferred Stock.  The Board of Directors is authorized, from time to time, to divide the preferred shares into “Series” and to fix and determine separately for each Series any or all of the relative rights and preferences.

In connection with an employment agreement, the Company issued 1,000 shares of Series A Preferred Stock in August 2011.  The Series A Preferred Stock has voting rights on all shareholder matters equal to fifty-one percent (51%) of the total vote.  There are no other liquidation, conversion or redemption rights.

On February 17, 2012, the Board of Directors designated “Series B Convertible Preferred Stock” and the number of shares initially constituting such series will be up to 6,000,000 shares.

The Board of Directors does not formally approve the declaration of the preferred stock dividends; therefore, as checks for payment of preferred dividends are approved by the CEO of the Company,  dividend expense is recognized. For the years ended December 31, 2011 and 2010, the preferred stock dividend expense was $875 and $12,706, respectively.

Common Stock

The Company is authorized to issue up to 1,000,000,000 shares of $0.001 par value common stock.

In August 2010, the Company exchanged 6,373,239 shares of common stock for notes payable of $1,964,721 plus accrued interest of $777,712.  The exchange value was approximately $0.43 per share which was the negotiated with the owners of the notes payable.

In connection with the employment agreement with Floyd L. Smith, the Company issued: (1) stock options to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.0039 per share, with cashless exercise rights and a five year term, which vest immediately, and (2) 1,000 shares of Series A Preferred Stock which provide him Super Majority Voting Rights. The stock options and Series A preferred stock were valued at $377,458 and $4,791, respectively, using a Black-Scholes Option Pricing model. In connection with the valuation of the stock options, the Company used the following assumptions: dividend yield 0%, risk free rate 0.96%, volatility 44.44% and an expected term of 5 years.

On August 25, 2011, the Company’s Board of Directors approved a one hundred-to-one (100:1) forward stock split of the issued and outstanding shares of common stock for stockholders of record on August 25, 2011.   The effect of this stock split has been applied retroactively in the accompanying financial statements.

The following summarizes the stock purchase warrant transactions for the year ended December 31, 2011 and 2010.

10. FAIR VALUE ESTIMATES

In February 2007 the FASB issued ASC 820 “Fair Value Measurements and Disclosures”.  The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  ASC 820 defines fair value establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

The Company measures its options at fair value in accordance with ASC 820.  820 specifies a valuation hierarchy based on whether the inputs to those valuations techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.  These two types of inputs have created the following fair value hierarchy:

Level 1—Quoted prices for identical instruments in active markets;
Level 2—Quoted prices for similar instruments in active markets, quoted process for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
Level 3—Valuations derived from valuations techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.  The fair values of the common stock options and preferred stock issuance at December 31, 2011 were as follows:

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through April 16, 2012, the date the consolidated financial statements were issued.  In the opinion of the Company’s management, there have been no significant subsequent events since December 31, 2011.

12. SUPPLEMENTAL INFORMATION ON OIL & GAS (Unaudited)

Reserve Information

The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were prepared by independent petroleum engineers. Such estimates are in accordance with guidelines established by the SEC and the FASB. All of our reserves are located in the United States.

In 2009, the SEC issued its final rule on the modernization of oil and gas reporting, and the FASB adopted conforming changes to ASC Topic 932, “Extractive Industries”, to align the FASB’s reserves requirements with those of the SEC. The final rule is now in effect for companies with fiscal years ending on or after December 31, 2009.

As it affects our reserve estimates and disclosures, the final rule:

•
amends the definition of proved reserves to require the use of average commodity prices based upon the prior 12-month period rather than year-end prices (Oil - $90.63 bbl; Gas – $3.99mcf for year ended December 31, 2011);

•	expands the type of technologies available to establish reserve estimates and categories;

•	modifies certain definitions used in estimating proved reserves;

•	permits disclosure of probable and possible reserves;

•	requires disclosure of internal controls over reserve estimations and the qualifications of technical persons primarily responsible for the preparation or audit of reserve estimates;

•	permits disclosure of reserves based on different price and cost criteria, such as futures prices or management forecasts; and

•	requires disclosure of material changes in proved undeveloped reserves, including a discussion of investments and progress made to convert proved undeveloped reserves to proved developed reserves

We emphasize that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of our proved reserves are classified as proved developed nonproducing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

[End of Notes to Financials Statements]

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

Page - 50

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

Page - 51

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

Page - 52

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

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “ SEC ”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

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

Page - 53

ITEM 11. EXECUTIVE COMPENSATION.

Summary Executive Compensation Table:

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

Page - 54

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

Page - 55

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

Page - 56

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned	Preferred Stock Voting Rights (Represented In Voting Shares) (2)	Total Voting Shares Beneficially Owned (3)	Total Voting Percentage (4)

Floyd L. Smith (5)	40,000,000	(6)	48%	100,000		.7%
CEO, CFO, President, Secretary, Treasurer and Director

David Knepper	-		-	-	-	0.0%
Director

Kenny Fox	-		-	-	-	0.0%
Former Director

David Cho	-		-	-	-	0.0%
Former CEO, CFO and Director

Pete Wainscott	-		-	-	-	0.0%
Former Director

All Officers and Directors as a Group (2 persons)	40,000,000		48%	100,000	87.2	87.2%

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

(3) Not including any options, warrants or non-voting securities held by the named shareholders above. .

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

Page - 57

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

On August 9, 2011, we; David Cho, the Company’s then Chief Executive Officer and Director and then 54.4% owner of the Company’s common stock (550,000,000 shares or 5,500,000 pre-forward split shares); Pete Wainscott, the Company’s then Director and then 34.6% owner of the Company’s common stock (350,000,000 shares or 3,500,000 pre-forward split shares); and David M. Loev the then 9.9% owner of the Company’s common stock (100,000,000 shares, or 1,000,000 pre-forward split shares)(collectively the “ Selling Shareholders ”) entered into a Stock Purchase Agreement with Petron Energy Special Corp. (formerly Petron Energy II, Inc.), a Nevada corporation (“ Petron ”), which is controlled by Floyd L. Smith.  Pursuant to the Stock Purchase Agreement, the Selling Shareholders sold an aggregate of 1,000,000,000 shares (10,000,000 pre-forward split) shares of the Company’s restricted common stock to Petron in consideration for $232,750 (the “ Purchase Price ”); provided that a required term and condition of the closing of the Stock Purchase Agreement was that the Company had no liabilities at closing, and as such, a portion of the Purchase Price was used to satisfy the Company’s outstanding liabilities, including the notes described above which were either repaid or forgiven in connection with such transaction.  As a result of the Stock Purchase Agreement, which closed on August 10, 2011, Petron, and as a result of his control of Petron, Mr. Smith became the owner of 98.9% of the Company’s outstanding shares.

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

On August 12, 2011, the Company entered into an Asset Purchase Agreement with Petron, which is controlled by Floyd L. Smith, who indirectly became the majority shareholder of and President and sole Director of the Company on August 10, 2011, as described below.  Pursuant to the Asset Purchase Agreement (which was subsequently amended by the parties’ entry into a First Amendment to Asset Purchase Agreement on August 15, 2011 and the Second Amendment to Asset Purchase Agreement, on August 31, 2011, described above under Item 1.01, the terms of which have been reflected in the discussion below), we agreed to purchase substantially all of Petron’s assets (which consist of various oil and gas interests, leases and working interests collectively, the “ Assets ”) and none of the liabilities of Petron in consideration for 17,000,000 shares (170,000 pre-forward split shares) of the Company’s restricted common stock (the “ Petron Shares ”).  All of Petron’s Equipment (as defined in Item 1.01) was purchased by the Company in connection with the parties’ entry into the Second Amendment (described above) in consideration for 3,000,000 restricted shares (30,000 pre-forward split shares) of common stock on August 31, 2011.

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

Page - 58

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

Page - 59

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

Page - 60

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRON ENERGY II, INC.

DATED: April 16, 2011	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director
April 16, 2012
/s/ David Knepper David Knepper Director April 16, 2012

Page - 61

EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Floyd L. Smith, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Petron Energy II, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 16, 2012	By: /s/ Floyd L. Smith
Floyd L. Smith,
Chief Executive Officer (Principal Executive Officer)
and Principal Accounting Officer (Principal Financial Officer)

Page - 62

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 I, Floyd L. Smith, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Petron Energy II, Inc. on Form 10-K for the fiscal year ended December 31, 2011 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-K fairly presents in all material respects the financial condition and results of operations of Petron Energy II, Inc.

Date: April 16, 2012	By: /s/ Floyd L. Smith
Floyd L. Smith,
Chief Executive Officer (Principal Executive Officer)
and Principal Accounting Officer (Principal Financial Officer)

Page - 63