Form 10-Q
period 2012-03-31
Petron Energy II, Inc.
filed 2012-05-21
CIK 1467434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q
[Missing Graphic Reference]

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 333-160517

PETRON ENERGY II, INC.
 (Exact name of registrant as specified in its charter)

Nevada	26-3121630
(State of incorporation)	(I.R.S. Employer Identification No.)

17950 Preston Road, Suite 960
Dallas, Texas 75252
(Address of principal executive offices)

(972) 272-8190
(Registrant’s telephone number)

Copy of all Communications to:
Zouvas Law Group, P.C.
2368 Second Avenue, 1st Floor
San Diego, CA 92101
Phone: 619-688-1715
Fax: 619-688-1716

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      ☐                                                                                     Accelerated Filer        ☐

Non-Accelerated Filer          ☐                                                                 Smaller Reporting Company       ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☒ Yes     ☐ No

As of March 31, 2012, there were 112,787,511 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Page - 1

PETRON ENERGY II, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Petron Energy II, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "PEII" Petron Energy II, Inc.

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PETRON ENERGY II, INC.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets

Cash	$61,227	$106,850
Accounts Receivable--Oil & gas sales	40,280	53,466
Total Current Assets	101,507	160,316

Pipeline, net of accumulated depreciation of $195,755
and $179,289, respectively	792,245	808,711
Producing Oil & Gas Properties, net of accumulated depletion
of $663,295 and $628,795, respectively	1,429,266	1,433,068
Other Depreciable Equipment, net of accumulated
depreciation of $38,597 and $31,339, respectively	175,306	180,264
Other Assets	31,575	31,575

TOTAL ASSETS	$2,529,899	$2,613,934

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Accounts Payable--Trade	$704,276	$443,114
Accounts Payable--Related Party	71,221	50,617
Accrued Liabilities	110,793	72,158
Total Current Liabilities	886,290	565,889

Asset Retirement Obligation	25,540	25,540

TOTAL LIABILITIES	911,830	591,429

STOCKHOLDERS' EQUITY
Preferred Stock, 10,000,000 shares authorized, 5,911,000 designated as follows:
Preferred Stock Series B, $0.001 par value
5,910,000 issued and outstanding	5,910	-
Preferred Stock Series A, $0.001 par value
issued and outstanding	1	1
Common Stock, $0.001 par value, 1,000,000,000 shares authorized,
112,787,511 and 110,727,511 issued and outstanding, respectively	112,788	110,727
Additional Paid-In Capital	19,546,968	13,406,937
Accumulated Deficit	(18,047,597)	(11,495,160)
Total Stockholders' Equity	1,618,069	2,022,505

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,529,899	$2,613,934

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues

Oil & Gas Sales	$81,731	$41,945
Pipeline Revenue	8,903	1,064
Total Revenue	90,634	43,009

Costs and Expenses

Cost of Revenue	84,486	59,358
Depletion, Depreciation and Amortization	58,224	27,967
Impairment	5,903,000	-
General and Administrative	597,362	435,355
Total Expenses	6,643,072	522,680

Loss from Operations and Income Taxes	(6,552,438)	(479,671)

Income Tax Benefit	-	-

Net Loss	(6,552,438)	(479,671)

Stock Dividends	-	(875)

Net Loss Available to Common Stockholders	$(6,552,438)	$(480,546)

Loss per share--basic and diluted	$(0.06)	$(0.01)

Weighted average number of shares--basic and diluted	112,147,511	83,880,266

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2012	2011

OPERATING ACTIVITIES
Net Loss	$(6,552,438)	$(479,671)
Adjustments to reconcile net loss to
cash used by operating activitites:
Depletion and depreciation	58,224	27,967
Stock issued for services	-	271,276
Impairment	5,903,000	-
Change in other asset and liabilities:
Decrease in oil & gas receivables	13,187	840
(Decrease) Increase in accounts payable	281,767	(9,556)
Increase in accrued liabilities	38,635	75
Cash used in operating activities	(257,625)	(189,069)

INVESTING ACTIVITIES
Investment in oil & gas properties	(23,698)	(90,332)
Purchase of other equipment	(2,300)	-
Cash used in investing activities	(25,998)	(90,332)

FINANCING ACTIVITIES
Proceeds from sales of stock	238,000	257,500
Stock dividend	-	(875)
Cash from financing activities	238,000	256,625
Decrease in cash	(45,623)	(22,776)
Cash at beginning of quarter	106,850	88,742

Cash at end of quarter	$61,227	$65,966

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing and Financing Activities:
Oil & gas properties	$5,910,000	$-
Preferred Stock	(5,910)	-
Additional Paid-in Capital	(5,904,090)	-

	$-	$-

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

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

The interim consolidated financial statements as of March 31, 2012 and 2011 have been prepared in accordance with generally accepted accounting ;principles for interim financial information.  Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011.  In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2012 and 2011.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may b e expected for the year ending December 31, 2012.

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $6,552,438 for the quarter ended March 31, 2012 (2011 - $479,671) and at March 31, 2012 had an accumulated deficit of $18,047,598 (2011 – $8,847,090). While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations.   The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time.  Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3. ASSET IMPAIRMENT

The Company assesses assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The oil and gas properties acquired from One Energy pursuant to the Asset Purchase Agreement were purchased for 5,910,000 shares of Series B Preferred Stock with a deemed value of $1.00 per share.  The Company believes that with enhanced recovery techniques, this value will be realized in the future, but currently there are no immediate plans to develop the properties.  The Company obtained a reserve report that showed the net present value of the properties as they exist now to be $344,000.  In addition to the issuance of the preferred stock, the Company has incurred approximately $337,000 of costs that had been capitalized related to these assets.   Due to the unknown timing of the implementation of enhanced recovery techniques and the uncertainty that these techniques will be successful, management has decided to record an impairment charge of $5,903,000.

[End Notes to Financial Statements]

.

Page - 8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Results of Operations

Revenue for the period ended March 31, 2012 was $90,634 compared to $43,009 for the period ended March 31, 2011. This was increase of $47,625.

Net loss for the period ended March 31, 2012 was $6,552,438 compared to $479,671 for the period ended March 31, 2011. This is an increase of nearly 900% of net loss from the year prior.

General and Administrative costs for the period ended March 31, 2012 were $597,362 compared to $435,355 for the period ended March 31, 2011. This increase was related to the costs and expenses of finalizing the merger that the Company entered into.

Liquidity and Capital Resources

As of March 31, 2012, the current liabilities were $886,290 and the Company’s assets were $2,529,899. Cash for the period ended March 31, 2012 decreased by $45,623. The Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements.

Cash Requirements

Our cash on hand as of March 31, 2012 was $61,227. The Company has incurred a net loss of $6,552,437 for the period ended March 31, 2012 and at March 31, 2012 had an accumulated deficit of $18,047,497 as compared to $11,495,160 in 2011.  While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Page - 9

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                       CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quatery report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Page - 10

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as previously on our Annual Report on Form 10-K

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

NONE.

ITEM 1A.                    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

The Company issued 2,060,000 shares in a private placement in the first quarter for $238,000.

Effective February 09, 2012, the Company, pursuant to Section 368(a)(1)(c) of the United States Internal Revenue Code, adopted a plan of reorganization whereby they would be transferred all of the assets of OEI and its Affiliate Companies, as described in the agreement, to the Company in exchange for 5,910,000 shares of the Company’s Series B Convertible Preferred stock..

2.	Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

 ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.                      [Removed and Reserved]

NONE.

ITEM 5.                      OTHER INFORMATION

Quarterly Events

As reported with the Securities and Exchange Commission on January 6, 2012, the Company reported that on January 3, 2012, Petron Energy II, Inc. (the “Company”) entered into a Plan of Merger with its parent company, Petron Energy Special Corporation, (“Petron Special”). Under the terms of the Plan of Merger, Petron Special will merge into the Company and cease to exist.

Effective January 3, 2012, the Petron Special, pursuant to Nevada Revised Statutes 92A.180, merged into Company in consideration for 78,654,541 restricted shares of common stock pursuant to and in connection with the Plan of Merger. Additionally, in connection with the Plan of Merger (defined above), Petron Special cancelled 60,000,000 shares of common stock of Petron Energy II, Inc., of which it held.

On February 7th, the Board of Directors dismissed LBB & Associates Ltd., LLP (the "Former Accountant") as the Registrant's independent registered public accounts, and engaged Killman, Murrell & Company P.C (the "New Accountant") to serve as the Registrant's independent registered public accountant for the fiscal year of 2012.

On February 09, 2012, the Company, by and through its Board of Directors, resolved to designate a “Series B Convertible Preferred Stock”, which will consist of up to 6 million shares. By filing the Certificate of Designation and an amendment to the Articles of Incorporation, the Company will cause its Articles of Incorporation to be amended with the State of Nevada.

On February 17, 2012 the Company filed with the Securities and Exchange Commission reporting it had entered into a Plan of Reorganization and Asset Purchase Agreement (“Agreement”) on February 09, 2012, between Petron Energy II, Inc. (the “Company”) and ONE Energy International Corp, (“OEI”) a Nevada Corporation, and its Affiliate Companies. Under the terms of the Agreement, the Company will acquire all of the assets of OEI and its affiliates in exchange for 5,910,000 shares of the Company’s Series B Convertible Preferred stock.

Page - 11

Subsequent Events
NONE

ITEM 6.                      EXHIBITS

3.1	Articles of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 10, 2009)
3.2	Bylaws of the Company (Filed as Exhibit 3.2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 10, 2009)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 (Filed herewith)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 (Filed herewith)
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

Page - 12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRON ENERGY II INC.

Dated:  May 21, 2012                                                                                 /s/ Floyd L. Smith
By: Floyd L. Smith
Its: CEO and CFO, President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:           May 21, 2012                                                         By:   /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer
Principal Accounting Officer and
Chief Financial Officer,
President, Treasurer and Director

Dated:           May 21, 2012                                                                   /s/ David Knepper
David Knepper
Director

Page - 13

Exhibit 31.01

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Floyd L. Smith, certify that:

                1.           I have reviewed this quarterly report on Form 10-Q of Petron Energy II, Inc.;

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

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 21, 2012	/s/ Floyd L. Smith
By: Floyd L. Smith
Its: Principal Executive Officer

Page - 14

Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Floyd L. Smith, certify that:

                1.           I have reviewed this quarterly report on Form 10-Q of Petron Energy II, Inc.;

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

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 21, 2012	/s/ Floyd L. Smith
By: Floyd L. Smith
Its:  Principal Financial Officer

Page - 15

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Petron Energy II, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Floyd L. Smith, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Floyd L. Smith
By: Floyd L. Smith
Chief Executive Officer

Dated: May 21, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 16

Exhibit 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Petron Energy II, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Floyd L. Smith, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Floyd L. Smith
By: Floyd L. Smith
Chief Financial Officer

Dated: May 21,  2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 17