Form 10-Q/A
period 2012-03-31
Petron Energy II, Inc.
filed 2012-06-05
CIK 1467434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q/A
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
 ☐ Yes     ☒ No

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

PETRON ENERGY II INC.

Dated:  June 5, 2012                                                                              /s/ Floyd L. Smith
By: Floyd L. Smith
Its: CEO and CFO, President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:           June 5, 2012                                                                    By:   /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer
Principal Accounting Officer and
Chief Financial Officer,
President, Treasurer and Director

Dated:           June 5, 2012                                                                    /s/ David Knepper
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

Date: June 5, 2012	/s/ Floyd L. Smith
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

Date: June 5, 2012	/s/ Floyd L. Smith
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

Dated: June 5, 2012

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

Dated: June 5, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 17