Form 10-Q
period 2012-08-14
Petron Energy II, Inc.
filed 2012-08-14
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). 0Yes ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

0 Yes ☒ No

As of June 30, 2012, there were 114,997,438 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

F – 1

PETRON ENERGY II, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets

Cash	$ 8,458	$ 106,850
Accounts Receivable--Oil & gas sales	31,853	53,466
Total Current Assets	40,311	160,316

Pipeline, net of accumulated depreciation of $212,222
and $179,289 respectively	775,778	808,711
Producing Oil & Gas Properties, net of accumulated depletion
of $673,795 and $628,795, respectively	1,543,171	1,433,068
Other Depreciable Equipment, net of accumulated
depreciation of $45,855 and $31,339, respectively	171,248	180,264
Other Assets	31,575	31,575

TOTAL ASSETS	$ 2,562,083	$ 2,613,934

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Accounts Payable--Trade	$ 615,963	$ 443,114
Accounts Payable--Related Party	20,061	50,617
Accrued Liabilities	275,676	72,158
Total Current Liabilities	911,700	565,889

Asset Retirement Obligation	25,540	25,540

TOTAL LIABILITIES	937,240	591,429

STOCKHOLDERS' EQUITY
Preferred Stock, 10,000,000 shares authorized, 5,911,000 designated as follows:
Preferred Stock Series B, $0.001 par value,
5,910,000 issued and outstanding	5,910	-
Preferred Stock Series A, $0.001 par value, 1,000
issued and outstanding	1	1
Common Stock, $0.001 par value, 1,000,000,000 shares authorized,
115,381,149 and 110,727,511 issued and outstanding, respectively	115,381	110,727
Additional Paid-In Capital	20,023,856	13,406,937
Accumulated Deficit	(18,520,305)	(11,495,160)
Total Stockholders' Equity	1,624,843	2,022,505

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,562,083	$ 2,613,934

The accompanying notes are an integral part of these financial statements.

F – 2

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues

Oil & Gas Sales	$ 96,294	$ 46,300	$ 178,025	$ 88,245
Pipeline Revenue	8,648	2,314	17,551	3,378
Total Revenue	104,942	48,614	195,576	91,623

Costs and Expenses:

Cost of Revenue	62,493	85,878	146,979	145,236
Depletion, Depreciation and Amortization	34,225	28,522	92,449	56,489
Impairment Charge	-	-	5,903,000	-
General and Adminstrative	480,931	479,760	1,078,293	915,115
Total Expenses	577,649	594,160	7,220,721	1,116,840

Loss from Operations Before Income Taxes	(472,707)	(545,546)	(7,025,145)	(1,025,217)

Income Tax Benefit	-	-	-	-

Net Loss	(472,707)	(545,546)	(7,025,145)	(1,025,217)

Preferred Stock Dividends	-	(875)	-	(875)

Net Loss Available to Common Stockholders	$ (472,707)	$ (546,421)	$ (7,025,145)	$ 1,026,092)

Loss per share--basic and diluted	($0.004)	($0.006)	($0.062)	($0.012)

Weighted average number of shares--basic and diluted	114,415,921	85,455,367	113,356,602	84,671,474

The accompanying notes are an integral part of these financial statements.

F – 3

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011

OPERATING ACTIVITIES
Net Loss	($7,025,145)	($1,025,217)
Adjustments to reconcile net loss to
cash used by operating activitites:
Depletion and depreciation	92,449	56,489
Impairment charge	5,903,000	-
Common stock issued for services	149,483	449,709
Change in other asset and liabilities:
Decrease in oil & gas receivables	21,613	3,419
Increase in accounts payable	172,849	21,251
Increase in accrued liabilities	172,962	2,748
Cash used in operating activities	(512,789)	(491,601)

INVESTING ACTIVITIES
Investment in oil & gas properties	(148,103)	(119,471)
Purchase of other equipment	(5,500)	(1,921)
Cash used in investing activities	(153,603)	(121,392)

FINANCING ACTIVITIES
Proceeds from sales of common stock	568,000	740,000
Cash dividend	-	(875)
Cash from financing activities	568,000	739,125

(Decrease)/Increase in cash	(98,392)	126,132
Cash at beginning of the period	106,850	88,742

Cash at end of the period	$ 8,458	$ 214,874

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing and Financing Activities:
Oil & gas properties	$ 5,910,000	$ -
Preferred Stock	(5,910)	-
Additional Paid-in Capital	(5,904,090)	-

	$ -	$ -

The accompanying notes are an integral part of these financial statements.

F – 4

PETRON ENERGY II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIOD ENDING JUNE 30, 2012 AND 2011

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

Petron Energy II Pipeline, Inc. is engaged primarily in the transmission of gas and gas liquids for its own wells and third party wells in the United States. As of December 31, 2012 the Company is operating in the state of Oklahoma. In addition, the Company owns and operates two gas gathering systems located in Tulsa, Wagoner, Rogers and Mayes counties of Oklahoma. The pipeline consists of approximately 132 miles of steel and poly pipe, a gas processing plant and other ancillary equipment.

Petron Energy II Well Service, Inc. is engaged primarily in Well Service operations for its own wells currently and expects to begin well service operations for third party operators in the future.  As of December 31, 2012 the Company is operating in the states of Oklahoma and Texas.  The Company owns all of its equipment used in Petron Energy II Well Service, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Subsidiary Name Organization Date

Petron Energy II Pipeline, Inc. April 2008

Petron Energy II Well Service, Inc. July 2008

The interim consolidated financial statements as of June 30, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The consolidated statements of operations reflect the results of operations of the Company for the three and six month period ended June 30, 2012 and 2011 and the statements of cash flows reflect the activity for the six month periods ended June 30, 2012 and 2011. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $7,025,145 for the six months ended June 30, 2012 (2011 - $1,026,092) and at June 30, 2012 had an accumulated deficit of $18,520,305 (2011 – $11,495,160). While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

The oil and gas properties acquired from One Energy pursuant to the Asset Purchase Agreement were purchased for 5,910,000 shares of Series B Preferred Stock with a deemed value of $1.00 per share. The Company believes that with enhanced recovery techniques, this value will be realized in the future, but currently there are no immediate plans to develop the properties. The Company obtained a reserve report that showed the net present value of the properties as they exist now to be $344,000. In addition to the issuance of the preferred stock, the Company has incurred approximately $337,000 of costs that had been capitalized related to these assets. Due to the unknown timing of the implementation of enhanced recovery techniques and the uncertainty that these techniques will be successful, the Company has recorded an impairment charge of $5,903,000.

[End Notes to Financial Statements]

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

Results of Operations

For the Three Month Period Ended June 30, 2012 versus June 30, 2011

Revenue for the period ended June 30, 2012 was $104,942 compared to $48,614 for the period ended June 30, 2011. This was an increase of $56,328.

Net loss for the period ended June 30, 2012 was $(472,707) compared to $ (545,546) for the period ended June 30, 2011.

General and Administrative costs for the period ended June 30, 2012 were $480,931 compared to $479,760 for the period ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, the total liabilities were $937,240 compared to $591,429 for the period ended December 31, 2011 and the Company’s assets were $2,562,083 compared to $2,613,934 for the period ended December 31, 2011.

Cash Requirements

Our cash on hand as of June 30, 2012 was $8,458 compared to $106,850 for the period ended December 31, 2011. The Company has incurred a net loss of $6,552,437 for the period ended June 30, 2012 and at June 30, 2012 had an accumulated deficit of $18,520,305 as compared to $11,495,160 in 2011. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

For the Six Month Period Ended June 30, 2012 versus June 30, 2011

Revenue for the period ended June 30, 2012 was $195,576 compared to $91,623 for the period ended June 30, 2011. This was increase of $56,328.

Net loss for the period ended June 30, 2012 was $(7,025,145) compared to $ (1,025,217) for the period ended June 30, 2011.

General and Administrative costs for the period ended June 30, 2012 were $1,078,293 compared to $915,115 for the period ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, the current liabilities were $911,700 compared to $565,889 for the period ended December 31, 2011 and the Company’s assets were $2,562,083 compared to $2,613,934 for the period ended December 31, 2011.

Cash Requirements

Our cash on hand as of June 30, 2012 was $8,458 compared to $214,874 for the period ended June 30, 2011. The Company has incurred a net loss of $(7,025,145) for the period ended June 30, 2012 compared to a net loss of $(1,025,217) for the period ended June 30, 2011 and at June 30, 2012 had an accumulated deficit of $18,520,305 as compared to $11,495,160 in 2011. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as previously disclosed on our Annual Report on Form 10-K

Changes in Internal Control over Financial Reporting

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

We did not issue any unregistered securities other than as previously disclosed.

2.	Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

NONE.

ITEM 5. OTHER INFORMATION

Quarterly Events

On May 17, 2012, Petron Energy II, Inc. issued a press release announcing the beginning of rework operations in its Wagoner and Tulsa County operations. The company expects growth in asset base through planned new lease acquisition and the drill bit.

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

PETRON ENERGY II INC.

Dated: August 14, 2012 /s/ Floyd L. Smith

By: Floyd L. Smith

Its: CEO and CFO, President,

Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 14, 2012 /s/ Floyd L. Smith

By: Floyd L. SmithC

hief Executive Officer

Principal Accounting Officer and

Chief Financial Officer,

President, Treasurer and Director

Dated: August 14, 2012 /s/ David Knepper

By: David Knepper

Director

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

Date: August 14, 2012	/s/ Floyd L. Smith

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

Date: August 14, 2012	/s/ Floyd L. Smith

By: Floyd L. Smith

Its: Principal Financial Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Petron Energy II, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Floyd L. Smith, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 14, 2012 /s/ Floyd L. Smith

By: Floyd L. Smith

Chief Executive Officer

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Petron Energy II, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Floyd L. Smith, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 14, 2012 /s/ Floyd L. Smith

By: Floyd L. Smith

Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.