Form 10-K/A
period 2011-12-31
Petron Energy II, Inc.
filed 2012-08-24
CIK 1467434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO.1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []

Non-accelerated filer[]	Smaller reporting company[X]

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X].

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Petron Energy II, Inc.’s Current Report on Form 10-K (the “Original Filing”) originally filed on April 16, 2012 with the Securities and Exchange Commission (the “Commission”) We are filing this Amendment for the purpose of revising disclosures under Forward Looking Statements, to ensure that all disclosures are both consistent and accurate; to comply with the disclosure requirements of Subpart 1200 of Regulation S-K.  To disclose information concerning results of operations and liquidity to comply with Item 303 of Regulation S-K. To file a report from the independent petroleum engineer with the information required by Item 1202 (a)(8) of Regulation S-K.  To include items to ensure compliance with Item 308(a)(3) of Regulation S-K.  To include Summary Compensation Table as required by Item 402(n) of Regulation S-K.

Page - 2

PETRON ENERGY II, INC.

Page - 3

FORWARD-LOOKING STATEMENTS

This Current Report on Form 8-K contains forward-looking statements which involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations. “All statements other than statements of historical fact contained in this Current Report on Form 8-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should,” or the negative of these terms or other comparable terminology. We do not make forward-looking statements unless we believe we have a reasonable basis for doing so. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Current Report on Form 8-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as expressly required by law.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Current Report on Form 8-K.Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Current Report on Form 8-K could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Current Report on Form 8-K to conform our statements to actual results or changed expectations.

ITEM 1.	BUSINESS

Corporate History

The Company was incorporated in Nevada in June 2007 as a development stage company which planned to operate as a restaurant holding company, specializing in the development and expansion of proven independent restaurant concepts into multi-unit locations through corporate-owned stores, licensing, and franchising opportunities, funding permitting. In connection with our entry into and the closing of the Asset Purchase Agreement (described below) and the acquisition of the Equipment and Wagoner County Leases, we changed our business focus to oil and gas exploration and production and related operations and ceased undertaking any restaurant related operations.

We have not generated any significant revenues to date, have not generated any oil and gas revenues to date and have limited operations as of the date of this filing. Our mailing address is 17950 Preston Road, Suite 960, Dallas, Texas 75252, and our telephone number is (972) 272-8190.

On August 9, 2011, David Cho, the Company’s then Chief Executive Officer and Director and then 54.4% owner of the Company’s common stock (550,000,000 shares or 5,500,000 pre-forward split shares); Pete Wainscott, the Company’s then Director and then 34.6% owner of the Company’s common stock (350,000,000 shares or 3,500,000 pre-forward split shares); and David M. Loev the then 9.9% owner of the Company’s common stock (100,000,000 shares, or 1,000,000 pre-forward split shares)(collectively the “Selling Shareholders”) entered into a Stock Purchase Agreement with Petron Special. Pursuant to the Stock Purchase Agreement, the Selling Shareholders sold an aggregate of 1,000,000,000 shares (10,000,000 pre-forward split) shares of the Company’s restricted common stock to Petron Special in consideration for $232,750 (the “Purchase Price”); provided that a required term and condition of the closing of the Stock Purchase Agreement was that the Company had no liabilities at closing, and as such, a portion of the Purchase Price was used to satisfy the Company’s outstanding liabilities. As a result of the Stock Purchase Agreement, which closed on August 10, 2011, Petron Special, and Mr. Smith as a result of his control of Petron Special, became the owner of 98.9% of the Company’s outstanding shares.

Additionally on August 9, 2011, owners of certain other of the Company’s outstanding registered shares entered into Stock Purchase Agreements and sold their shares to certain third parties in private transactions (which included ASL (defined below). Certain of those purchasers also entered into lock-up agreements with the Company, pursuant to which those purchasers agreed not to sell any of their shares prior to the 91st day following the Company’s filing of a Form 8-K disclosing Form 10 type information; 25% of such shares during the period beginning on the 91st day following the Filing Date and prior to the 181st day following the Filing Date; 25% of such shares during the period beginning on the 181st day following the Filing Date and prior to the 271st day following the Filing Date; and 25% of such shares during the period beginning on the 271st day following the Filing Date and ending on the 361st day following the Filing Date.

Page - 4

On August 12, 2011, the Company entered into an Asset Purchase Agreement with Petron Special, which is controlled by Floyd L. Smith, who indirectly became the majority shareholder of and President and sole Director of the Company on August 10, 2011, as described below. Pursuant to the Asset Purchase Agreement (which was subsequently amended by the parties’ entry into a First Amendment to Asset Purchase Agreement on August 15, 2011 and the Second Amendment to Asset Purchase Agreement, on August 31, 2011, described above, the terms of which have been reflected in the discussion below), we agreed to purchase substantially all of Petron Special’s assets (which consist of various oil and gas interests, leases and working interests collectively, the “Assets”) and none of the liabilities of Petron Special in consideration for 17,000,000 shares (170,000 pre-forward split shares) of the Company’s restricted common stock (the “Petron Shares”). All of Petron Special’s Equipment (as defined in Item 1.01) was purchased by the Company in connection with the parties’ entry into the Second Amendment (described above in greater detail) in consideration for 3,000,000 restricted shares (30,000 pre-forward split shares) of common stock on August 31, 2011.

 The Asset Purchase Agreement contemplated the cancellation of 940,000,000 of the restricted shares of common stock purchased by Petron Special as described above pursuant to the Stock Purchase Agreement, which shares have been cancelled to date.

The closing of the transactions contemplated by the Asset Purchase Agreement were to occur upon the satisfaction of certain closing conditions described in the Asset Purchase Agreement, all of which have not occurred to date, but which are expected to occur shortly after the filing of this report, including: Petron providing the Company audited, interim and pro forma financial statements associated with the Assets; Petron receiving the required approval of its shareholders of the transactions contemplated by the Asset Purchase Agreement; Petron providing the Company all necessary assignments and consents relating to the transfer of the Assets; and Petron agreeing to a lock-up agreement associated with the Petron Shares, pursuant to which it will agree not to sell or transfer any such Petron Shares for one year from the closing of the Asset Purchase Agreement and no more than 30% of such Petron shares during the period beginning on the one year anniversary of the closing and ending at the end of the 18th month following the closing

The Asset Purchase Agreement requires Petron Special to indemnify the Company from any liability associated with the Assets for actions which took place prior to the closing and for us to indemnify Petron Special against any liability associated with the Assets which exists due to actions which take place subsequent to the closing. The Asset Purchase Agreement also includes a non-compete provision, which prohibits Petron Special and Floyd L. Smith (other than through his positions with the Company) from competing against the Company for a period of twelve (12) months from the closing of the Asset Purchase Agreement. Additionally, the Asset Purchase Agreement requires that the Company agree to commit a minimum of $5,000 and 2,000,000 shares (20,000 pre-forward split shares) of common stock per month to investor relations services following the closing; and provides for the Company to enter into employment agreements with certain employees of Petron Special (provided that no such employment agreements, other than the Executive Employment Agreement with Mr. Smith, as disclosed above, have been entered into or agreed to, to date).

The Second Amendment provided for the immediate assumption by the Company and the assignment by Petron Special to the Company (collectively the “Assumption”) of the following agreements in partial consideration for the acquisition of the Equipment:

•
A Management Services Agreement with ASL Energy Corp. (“ASL Energy”), which has a five year term, provides for ASL Energy Corp to provide one person (currently Dan Vasco, who is not an affiliate) for management and consulting services to Petron Special (the Company following the Assumption); provides for the right for ASL Energy and Petron Special (the Company following the Assumption) to enter into Joint Venture Agreements regarding the purchase of oil and gas interests; provides for ASL Energy to be paid $8,000 per month during the term of the agreement and the right to receive the Series A Preferred Stock (described below) to be issued to Mr. Smith, in connection with the Assignment Rights (defined below); and

•
An Asset Acquisition Agreement, pursuant to which Petron Special (the Company following the Assumption) agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock, which convert into shares of the Company having a total value of $5,910,000, based on the trading price of the Company’s common stock on the date converted; votes one-for-one with the common shares; provides that no shares can be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; provides for the automatic conversion into shares of the Company’s common stock in two tranches; and provides for such converted shares to be subject to a lock-up agreement. It is also anticipated that the shareholders receiving the convertible preferred stock described above will also receive warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock with an exercise price of $0.08 per share.

The Asset Purchase Agreement also required that we enter into an Executive Employment Agreement with Mr. Smith, which as described above, we entered into with Mr. Smith effective on August 31, 2011.

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

Page - 5

Finally, on January 3, 2012, Petron Energy II, Inc. (the “Company”) entered into a Plan of Merger with its parent company, Petron Energy Special Corporation, (“Petron Special”).  Under the terms of the Plan of Merger, Petron Special will merge into the Company and cease to exist.

Change in Control

As a result of the Stock Purchase Agreement described above, Petron, and as a result of his control of Petron, Floyd L. Smith (who became our sole officer and Director on August 10, 2011, as described below) became the largest shareholder of the Company and obtained majority voting control (98.9% of the Company’s then outstanding shares) over the Company. Furthermore, in connection with the Company’s entry into the Executive Employment Agreement with Mr. Smith (described above under Item 1.01), Mr. Smith obtained rights to shares of Preferred Stock, which allow him to vote 51% of our outstanding common stock on any and all shareholder matters (including the appointment of Directors), thereby providing him continuing voting control over the Company, pursuant only to the terms and conditions of the Preferred Stock.

Recent Changes in Officers and Directors

On August 10, 2011, our Directors, David Cho and Pete Wainscott, increased the number of Directors of the Company to three, and appointed Floyd L. Smith as a Director of the Company, pursuant to the power provided to the Board of Directors by the Company’s Bylaws to fill the vacancy left by the increase. Immediately following such appointment, David Cho, our President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director resigned as an officer and Director of the Company and Pete Wainscott, our Director, resigned as a Director of the Company and Floyd L. Smith was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company. Additionally, as a result of the resignations of Mr. Cho and Mr. Wainscott as Directors of the Company, Mr. Smith was the sole Director of the Company. On August 15, 2011, Floyd L. Smith, our then sole Director, appointed David Knepper and Kenny Fox as Directors of the Company. Kenny Fox resigned as a member of the Board of Directors on December 5, 2011.

Amendment to Articles of Incorporation

On September 7, 2011, the Company’s Board of Directors and then majority shareholder, Petron (which held approximately 98.9% of the Company’s outstanding shares of common stock and is controlled by Mr. Smith), approved the filing of a Certificate of Amendment (the “Amendment”) to the Company’s Articles of Incorporation to affect (a) a name change of the Company to “Petron Energy II, Inc.”; (b) a forward stock split of the Company’s outstanding common stock in a ratio of 100:1; and (c) an increase in the Company’s authorized shares of stock to 1,000,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share; each effective as of October 15, 2011.

The Amendment was filed with the Secretary of State of Nevada on September 9, 2011 and the Amendment was made effective with FINRA at the open of business on October 17, 2011.As a result of the Amendment, the Company’s trading symbol on the Over-The-Counter Bulletin Board changed to “RCNCD”, and the Company’s common stock will continue to trade under that symbol until November 29, 2011, at which time the Company’s symbol on the Over-The-Counter Bulletin Board will change to “PEII” in connection with the name change affected by the Amendment. The effects of the Forward Split have been retroactively reflected throughout this Report.

Private Placement

In August 2011, the Company sold an aggregate of 6,462,900 shares of the Company’s restricted common stock to twelve “accredited investors” in private transactions for aggregate consideration of $387,774 or $0.06 per share in a private placement.

In September and October 2011, the Company sold an aggregate of 4,333,300 shares of the Company’s restricted common stock to nine “accredited investors” in private transactions for aggregate consideration of $259,998 or $0.06 per share.

Business Operations

As a result of the closing of the Asset Purchase Agreement, assumption of the Asset Acquisition Agreement, our acquisition of the Equipment and the Wagoner County Leases, our business goal has changed to the creation of an asset base consisting of oil and gas and natural gas properties which have a proven history of production. We have already made progress in connection with this goal by our acquisition of the Wagoner County Leases and our acquisition of the Assets of Petron pursuant to the Asset Purchase Agreement described above.

Page - 6

We hope to increase the value of the assets we acquire in the future through further acquisitions, drilling operations and the re-working of wells. We plan to concentrate our development efforts in Texas and Oklahoma. The Asset Purchase Agreement relates to our acquisition from Petron of approximately one thousand five hundred leased acres which include 59 existing wells which will need to be reworked in an effort to attempt to re-establish commercial production (collectively the “Leases”). We estimate the costs of reworking these wells at $35,000 per well and estimate that it will take approximately two weeks to rework each well, funding permitting. The producing properties acquired in connection with the Asset Purchase Agreement currently produce approximately an unknown amount of barrels of oil per day (BOPD”). We also assumed the Asset Acquisition Agreement, described above, pursuant to which we plan to acquire certain additional oil and gas producing properties located in Texas, including an additional two thousand eight hundred leased acres which include 34 existing wells.
Our operations are focused on the United States and Texas and Oklahoma, specifically, because we believe focusing our operations in the United States offers us the following advantages:

•Low risk opportunities;
•Growth opportunities;
•Upside profit potential in connection with oil and unconventional gas reserves; and
•Availability of technological improvements which may increase oil and gas reserves.

Our target market is the East Texas Cotton Valley, the Woodford Shale in Oklahoma and the Tannehill Sand in North Texas which we believe each offer a high success rate with respect to developing producing wells and long term cash flow. The properties we acquired through the Asset Purchase Agreement and the rights we acquired in connection with the Wagoner County Leases are all located in the areas described in the preceding sentence.

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

Subsequent to the planned closing of the Asset Acquisition Agreement, we plan to acquire additional interests, funding permitting, which have a long-term history of successful production and display characteristics of being an under developed asset. By applying new technologies we hope to exploit and produce more natural gas and oil from these assets once acquired. Additionally, the Company plans to engage primarily in the exploration and development of oil and gas leases in Oklahoma, East and North Texas and Western Louisiana over the next two years through one or more of the following activities: (i) acquisition of oil and gas leases (similar to the Wagoner County Leases); (ii) contract drilling on leases owned by the Company through investment partnerships and banking relationships sponsored by the Company; (iii) acquisition or oil and gas producing properties; and (iv) acquisition of oil and gas companies having properties (producing and non-producing). Wells to be drilled by the Company will include both exploratory and development wells. We estimate that newly drilled wells will have a total cost range including completion of approximately $125,000 - $150,000 and reworked wells will have a total cost range of approximately $35,000 - $45,000.

We also plan to operate the natural gas pipeline which we acquired as part of the Asset Purchase Agreement and undertake exploration and workover activities on oil and natural gas wells acquired in the acquisition.

Our currently planned workover activities include fracking non-producing oil and natural gas wells in an effort to increase and/or restart production from such wells.

Hydraulic Fracturing ("Fracking")

When sandstone rocks contain oil or gas in commercial quantities, recovery can be vastly improved by a process called fracturing (“fracking”) which is used to increase permeability to its optimum level. Basically, to fracture a formation, a fracturing service company pumps a specifically blended fluid down the well and into the formation under great pressure. Pumping continues until the formation literally cracks open. Meanwhile, a special type of frack sand is mixed into the fracturing fluid. These materials are called proppants. The proppant enters the fractures in the formation and when pumping is stopped and the pressure is allowed to dissipate, the proppant remains in the fractures. Since the fractures try to close back together after the pressure on the well is released, the proppant is needed to hold or prop the fractures open. These propped-open fractures provide passages for oil or gas to flow into the well.

Page - 7

In addition to new technology and fracking mixtures, a myriad of other technologies can be applied to produce increased production results. We plan to constantly track different well completion strategies and production results to generate an approach that will yield:

• Higher initial flow rates;
• Slower decline rates; and
• Improved recoverability.

Horizontal Wells

The first recorded true horizontal well was drilled near Texon, Texas (just west of San Angelo), and was completed in 1929; however, little practical application of horizontal wells occurred until the early 1980’s, by which time the advent of improved down hole drilling motors and the invention of other necessary supporting equipment, materials, and technologies, particularly down hole telemetry equipment, had brought some kinds of applications within the realm of commercial viability.

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

We plan to use horizontal wells in an effort to produce natural gas from the assets we acquired through the Asset Purchase Agreement.

PROJECTS

Our three leased properties can be identified on the below map and consist of two leases in Oklahoma, the Tulsa County leases and the Wagoner County Leases. In Texas, the Company operates the Knox County leases. All of these leases are described in more detail below.

Page - 8

Tulsa Leases

The Company’s interest in the Tulsa project is 280 Acres over three leaseholds. The Company has a 75% working interest and a 60.9% net revenue interest.  The wells average EUR’s are 27,500 BOE, which consists of 55% oil. There are 2 producing wells and 6 identified drilling locations.

Wagoner County Leases

The Wagoner Leases consist of 820 Acres with 8 producing wells. The Company has a 75% working interest in the leases and a 60.9% net revenue interest. There are also 10 identified drilling locations. The average EUR’s are 27,500 BOE, which consists of 55% oil. This Lease has recompletion opportunities in water and natural gas injection, with 58 recompletion targets.

Knox County Leases

The Company has a 100% working interest in the Knox County lease and an 81.25% net working interest. The lease includes 2315 Acres (as depicted below) and an additional option on 500 acres. There are 7 producing wells on the property and 2 identified drilling locations. The average EUR’s are 15,000 BOE, which consists of 99% oil. There are recompletion opportunities for Water and Natural Gas Injection and 48 Recompletion Targets.

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

Competition

The oil and gas industry is intensely competitive. This is particularly true in the competition for acquisitions of prospective oil and natural gas properties and oil and gas reserves. We believe that the location of the leasehold acreage we acquired as a result of the Wagoner County Leases and the Asset Purchase Agreement and which we plan to acquire through the Asset Acquisition Agreement, our exploration, drilling, and production expertise, and the experience and knowledge of our management and industry partners will enable us to compete effectively in the oil and gas industry. Notwithstanding the above, we will still face stiff competition from a substantial number of major and independent oil and gas companies that have larger technical staffs and greater financial and operational resources than we do. Many of these companies not only engage in the acquisition, exploration, development, and production of oil and natural gas reserves, but also have refining operations, market refined products, and own drilling rigs. We will also compete with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for the drilling and completion of wells.

Page - 9

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

The environmental laws and regulations applicable to us and our planned operations include, among others, the following United States federal laws and regulations:

o	Clean Air Act, and its amendments, which governs air emissions;

o	Clean Water Act, which governs discharges of pollutants into waters of the United States;

o
Comprehensive Environmental Response, Compensation and Liability Act, which imposes strict liability where releases of hazardous substances have occurred or are threatened to occur (commonly known as “Superfund”);

o	Resource Conservation and Recovery Act, which governs the management of solid waste;

o	Oil Pollution Act of 1990, which imposes liabilities resulting from discharges of oil into navigable waters of the United States;

o	Emergency Planning and Community Right-to-Know Act, which requires reporting of toxic chemical inventories;

o	Safe Drinking Water Act, which governs underground injection and disposal activities; and

o	U.S. Department of Interior regulations, which impose liability for pollution cleanup and damages.

We plan to routinely obtain permits for facilities and operations in accordance with these applicable laws and regulations on an ongoing basis as required by applicable laws.

Employees

The Company currently has eight (8) employees, including its Chief Executive Officer, President and Director, Floyd L. Smith.

Intellectual property

The Company does not currently hold any intellectual property, patent rights, trademarks or copyrights. The Company does however maintain a website at www.petronenergy.net.The information on, or that may be accessed through, our website is not incorporated by reference into this filing and should not be considered a part of this filing.

Page - 10

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

General Risks Related To The Company

We May Not Be Able To Continue Our Business Plan Without Additional Financing.

We have not generated significant revenues to date and since the date of our change in business focus from restaurant related operations to an oil and gas exploration and production company.  We will need to raise significant funding in the future, including approximately $500,000 to continue our operations for the next 12 months.  We anticipate the need for approximately $3-5 million dollars in additional funding to expand our operations and acquire additional properties as described above under “Plan of Operations”. In August 2011, the Company sold an aggregate of 6,462,900 shares of the Company’s restricted common stock to twelve “accredited investors” in private transactions for aggregate consideration of $387,774 or $0.06 per share in a private placement. In September and October 2011, the Company sold an aggregate of 4,333,300 shares of the Company’s restricted common stock to nine “accredited investors” in private transactions for aggregate consideration of $259,998 or $0.06 per share.  In August 2011, we assumed a Management Services Agreement with ASL Energy (described above) which requires us to pay $8,000 per month to ASL Energy.

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

We Have Not Generated Any Significant Revenues Since Our Inception In June 2007.

Since our inception in June 2007 our revenues were approximately $199,387 and $236,052 for the years ended December 31, 2011 and 2010, respectively but currently we have only limited operations, as we are presently in the development stage of our business development. In August 2011, we changed our business focus to oil and gas exploration and we have not generated any revenue to date in connection with such business focus. We make no assurances that we will be able to generate any significant revenues in the future.

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

Page - 11

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

Shareholders Who Hold Unregistered Shares Of Our Common Stock Are Subject To Resale Restrictions Pursuant To Rule 144, Due To Our Previous Status As A “Shell Company.”

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

Page - 12

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

We were formed in June 2007 as a company specializing in restaurant consulting and investment activities; provided that we only generated limited revenues in connection with such operations, and changed our business focus to oil and gas exploration activities in connection with our acquisition of the Equipment of Petron in August 2011 (described above).As such, we have a limited history in our current business focus of oil and gas exploration. We are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of oil and gas exploration may face significant competition, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

We Incur Significant Increased Costs As A Result Of Operating As A Fully Reporting Company As Well As In Connection With Section 404 Of The Sarbanes Oxley Act.

Page - 13

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

Page - 14

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

Page - 15

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

Hydraulic Fracturing— The U.S. Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural-gas industry in the hydraulic-fracturing process. Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements. This legislation, if adopted, could establish an additional level of regulation and permitting at the federal level.

Income Taxes— The U.S. President’s recent budget proposals include provisions that would, if enacted, make significant changes to United States tax laws. The most significant change would eliminate the immediate deduction for intangible drilling and development costs.

Climate Change— Policy makers in the United States are increasingly focusing on whether the emissions of greenhouse gases, such as carbon dioxide and methane, are contributing to harmful climatic changes. Policy makers at both the United States federal and state level have introduced legislation and proposed new regulations that are designed to quantify and limit the emission of greenhouse gases through inventories and limitations on greenhouse gas emissions. Legislative initiatives to date have focused on the development of cap-and-trade programs. These programs generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. Cap-and-trade programs would be relevant to our planned operations because the equipment we plan to use to explore for, develop, produce and process oil and natural gas emits greenhouse gases. Additionally, the combustion of carbon-based fuels, such as the oil, gas and NGLs we plan to sell, emits carbon dioxide and other greenhouse gases.

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

Page - 16

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

Page - 17

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

Page - 18

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

We do not currently have an independent audit or compensation committee. As a result, our Directors have the ability to, among other things; determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

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

Page - 19

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

ITEM 4. (REMOVED AND RESERVED)

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In October 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“ OTCBB ”) under the symbol RCNC.OB; however, our common stock was subsequently delisted from the OTCBB due to our failure to timely file our Quarterly Report on Form 10-Q for the period ended February 28, 2011 on May 23, 2011.Our common stock was re-quoted on the OTCBB effective on August 9, 2011.On October 17, 2011, in connection with the effectiveness of the 100:1 forward stock-split affected pursuant to the Amendment described above, t he Company’s trading symbol on the Over-The-Counter Bulletin Board changed to RCNCD.OB, and on November 29, 2011, the Company’s symbol on the Over-The-Counter Bulletin Board changed to PEII.OB. To date, no shares of our common stock have traded and there is currently no public market for our common stock.

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

Page - 20

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

Series “A” Preferred Stock

The designation of 1,000 shares of the Company’s Series A Preferred Stock was approved by the Company’s Board of Directors on September 7, 2011 and a Certificate of Designations reflecting such Series A Preferred Stock was filed with the Secretary of State of Nevada on September 8, 2011.The Series A Preferred Stock provides the holder thereof, Floyd L. Smith, the right, voting separately as a class, to vote in aggregate 51% of our outstanding voting shares on any and all shareholder matters (the “ Super Majority Voting Rights ”).For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock (currently only Mr. Smith), voting separately as a class, will have the right to vote an aggregate of 10,408,163 shares, out of a total number of 20,408,163 shares voting.

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

Page - 21

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following summarizes the factors affecting the operating results and financial condition of Petron Energy II, Inc. This discussion should be read together with the financial statements of Petron Energy Special Corp.. and the notes to financial statements included elsewhere in this current report. In addition to historical financial information, the following discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this report. We encourage you to review our “Cautionary Note Regarding Forward-Looking Statements and Industry Data” at the front of this current report, and our “Risk Factors” set forth above.

Plan of Operations:

As described above in connection with the closing of the Asset Purchase Agreement and the acquisition of the Equipment, the Company changed its business focus to oil and gas exploration and production and related operations and ceased undertaking any restaurant related operations as were contemplated by its previous business plan.

Moving forward we intend to acquire certain oil and gas properties owned by ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, pursuant to the Asset Acquisition Agreement which we assumed from Petron (as described in greater detail above under Item 1.01).We also previously assumed a Management Services Agreement between Petron and ASL Energy (also described above under Item 1.01), pursuant to which we are required to pay ASL Energy $8,000 per month for management and consulting services. We have also previously acquired rights to the Wagoner County Leases.

We do not currently have any sources of revenue, provided that we did previously sell an aggregate of 6,462,900 shares of the Company’s restricted common stock to twelve “accredited investors” in private transactions in August 2011 for aggregate consideration of $387,774 or $0.06 per share in a private placement and an aggregate of 4,333,300 shares of the Company’s restricted common stock to nine “accredited investors” in private transactions in September and October 2011, for aggregate consideration of $259,998 or $0.06 per share.

Page - 22

Moving forward we anticipate that our operations will be supported by funds raised through the private placement offering described above and through the sale of debt or equity in the Company in private placement offerings. We plan to raise approximately $3–5 million dollars in private placements over the next twelve months; provided that we have not entered into any agreements regarding such funding (other than as described above in connection with the prior private placements) and such funding may not be available on favorable terms, if at all. We anticipate the need for a minimum of $500,000 in additional funding to continue our operations for the next twelve months. Assuming we are successful in raising a minimum of $3,000,000 subsequent to the date of this filing through the sale of debt or equity securities through private placements, we will use the proceeds to finalize the reworking of approximately 75-90 wells we acquired through the Asset Purchase Agreement, drill approximately 5–10 new wells in Oklahoma and acquire additional acreage. In the event that we are unsuccessful raising additional funds subsequent to the date hereof, we will move forward with our business plan and plan of operations in a scaled down form until such time that we can raise additional funds.

All existing wells which we acquired through the Asset Purchase Agreement will need to be reworked to reestablish production. Although there are several targets available within these existing wells, oil pay zones will be our primary focus considering the higher price point in the oil market currently. The second priority will be gas pay zones, primarily because of very soft price points in the gas market.

Moving forward our long-term plan is to grow the Company at a rate of 5% per year via three approaches, 1) lease acquisition and development, 2) industry level participation through current industry partners, and 3) acquisitions of small operators in Texas and Oklahoma.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Revenues

Revenue for the year ended December 31, 2011 was $199,387 compared to $236,052 for the year ended December 31, 2010. This was decrease of $36,665.

Net loss for the year ended December 31, 2011 was $3,127,742 compared to $1,529,459 for the year ended December 31, 2010.  This is an increase of nearly 100% of net loss from the year prior.

General and Administrative costs for the year ended December 31, 2011 were $2,938,568 compared to $916,759 for the year ended December 31, 2010. This increase was related to the costs and expenses of finalizing the merger that the Company entered into

Expenses

During the 9 months ending September 30, 2011 total expenses were $2,576,901 which included cost of revenue of $203,391, Depletion and Depreciation expense of $70,600, General and administrative expenses of$2,301,582 and interest expense of $1,328.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, the current liabilities were $591,429 and the Company’s assets were $2,613,934.  Cash for the period ended December 31, 2011 increased by $18,108 due to the liquidation of accounts receivable.  The Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements for the next twelve months.

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

Page - 23

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

Page - 24

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

Stock-based compensation

The Company accounts for stock options in accordance with FASB ASC 505, “Equity,” and FASB ASC 718, “Compensation—stock Compensation. “Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the year ended December 31, 2011.

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

Page - 25

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 (ASC 410) “Accounting for Asset Retirement Obligations”. SFAS 143 (ASC 410) requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Asset Retirement Obligation as of December 31, 2011 is $25,540, which is the most current asset retirement available at the time of this Amendment to Current Report on Form 8-K.

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

Financial Instruments

The carrying amount of financial instruments including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value, unless otherwise stated as of the date of this current report.

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

Additional disclosure concerning subpart 1200 of Regulation S-K can be found in the Company’s financial statements and notes thereto are hereby incorporated by this reference to the Company’s most recent Quarterly Report for the period ended March 31, 2012, as filed on Form 10-Q with the SEC on May 21, 2012, and our Annual Report for the year ended December 31, 2011, as filed on Form 10-K with the SEC on April 16, 2012.

ITEM 7A.	QUANTITIATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Page - 26

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

PETRON ENERGY II, INC.
(Formerly Petron Energy Special Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010

Revenues

Oil & Gas Sales	$192,839	$203,904
Pipeline Revenue	6,548	32,148
Total Revenue	199,387	236,052

Costs and Expenses

Cost of Revenue	271,873	266,599
Depletion, Depreciation and Amortization	116,688	85,420
General and Administrative	2,938,568	916,759
Interest Expense	-	496,733
Total Expenses	3,327,129	1,765,511

Loss from Operations Before Income Taxes	(3,127,742)	(1,529,459)

Income Tax Benefit	-	-

Net Loss	(3,127,742)	(1,529,459)

Preferred Stock Dividends	(875)	(12,706)

Net Loss Available to Common Stockholders	$(3,128,617)	$(1,542,165)

Loss per share--basic and diluted	$(0.034)	$(0.020)

Weighted average number of shares--basic and diluted	92,432,707	77,019,099

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
cash used by operating activities:
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

On August 12, 2011, the Company entered into an Asset Purchase Agreement with Petron Special, which is controlled by Floyd L. Smith, who indirectly became the majority shareholder of and President and sole Director of the Company on August 10, 2011, as described below.  Pursuant to the Asset Purchase Agreement (which was subsequently amended by the parties’ entry into a First Amendment to Asset Purchase Agreement on August 15, 2011 and the Second Amendment to Asset Purchase Agreement, on August 31, 2011, described above under Item 1.01, the terms of which have been reflected in the discussion below), we agreed to purchase substantially all of Petron Special’s assets (which consist of various oil and gas interests, leases and working interests collectively, the “Assets”) and none of the liabilities of Petron Special in consideration for 17,000,000 shares (170,000 pre-forward split shares) of the Company’s restricted common stock (the “Petron Shares”).  All of Petron Special’s Equipment (as defined in Item 1.01) was purchased by the Company in connection with the parties’ entry into the Second Amendment (described above in greater detail under Item 1.01) in consideration for 3,000,000 restricted shares (30,000 pre-forward split shares) of common stock on August 31, 2011.

The Asset Purchase Agreement contemplated the cancellation of 940,000,000 of the restricted shares of common stock purchased by Petron Special as described above pursuant to the Stock Purchase Agreement, which shares have been cancelled to date.

The closing of the transactions contemplated by the Asset Purchase Agreement were to occur upon the satisfaction of certain closing conditions described in the Asset Purchase Agreement, all of which have occurred to date, including: Petron Special providing the Company audited, interim and pro forma financial statements associated with the Assets; Petron Special receiving the required approval of its shareholders of the transactions contemplated by the Asset Purchase Agreement; Petron Special providing the Company all necessary assignments and consents relating to the transfer of the Assets; and Petron Special agreeing to a lock-up agreement associated with the Petron Special Shares, pursuant to which it will agree not to sell or transfer any such Petron Special Shares for one year from the closing of the Asset Purchase Agreement and no more than 30% of such Petron Special shares during the period beginning on the one year anniversary of the closing and ending at the end of the 18th month following the closing.

The Asset Purchase Agreement requires Petron Special to indemnify the Company from any liability associated with the Assets for actions which took place prior to the closing and for us to indemnify Petron Special against any liability associated with the Assets which exists due to actions which take place subsequent to the closing.  The Asset Purchase Agreement also includes a non-compete provision, which prohibits Petron Special and Floyd L. Smith (other than through his positions with the Company) from competing against the Company for a period of twelve (12) months from the closing of the Asset Purchase Agreement.  Additionally, the Asset Purchase Agreement requires that the Company agree to commit a minimum of $5,000 and 2,000,000 shares (20,000 pre-forward split shares) of common stock per month to investor relations services following the closing; and provides for the Company to enter into employment agreements with certain employees of Petron Special (provided that no such employment agreements, other than the Executive Employment Agreement with Mr. Smith, as disclosed above, have been entered into or agreed to, to date).

The Second Amendment provided for the immediate assumption by the Company and the assignment by Petron Special to the Company (collectively the “Assumption”) of the following agreements in partial consideration for the acquisition of the Equipment:

•
A Management Services Agreement with ASL Energy Corp. (“ASL Energy”), which has a five year term, provides for ASL Energy to provide management and consulting services to Petron Special (the Company following the Assumption); provides for the right for ASL Energy and Petron Special (the Company following the Assumption) to enter into Joint Venture Agreements regarding the purchase of oil and gas interests; provides for ASL Energy to be paid $8,000 per month during the term of the agreement and the right to receive the Series A Preferred Stock (described below) to be issued to Mr. Smith, in connection with the Assignment Rights (defined below); and

•
An Asset Acquisition Agreement, pursuant to which Petron Special (the Company following the Assumption) agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock, which convert into shares of the Company having a total value of $5,910,000, based on the trading price of the Company’s common stock on the date converted; votes one-for-one with the common shares; provides that no shares can be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; provides for the automatic conversion into shares of the Company’s common stock in two tranches; and provides for such converted shares to be subject to a lock-up agreement.  It is also anticipated that the shareholders receiving the convertible preferred stock described above will also receive warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock with an exercise price of $0.08 per share.

The Asset Purchase Agreement also required that we enter into an Executive Employment Agreement with Mr. Smith, which as described above under Item 1.01, we entered into with Mr. Smith effective on August 31, 2011.

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

Page - 34

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

Stock-based compensation

The Company accounts for stock options in accordance with FASB ASC 505, “Equity,” and FASB ASC 718, “Compensation—stock Compensation. “Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the year ended December 31, 2011.

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

Page - 35

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

Page - 36

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

3. REVERSE MERGER TRANSACTION

On August 9, 2011, Petron Energy II, Inc. (“PEII) entered into a stock purchase agreement with three (3) shareholders of Restaurant Concepts of America, Inc. (“RCA”).The agreement called for PEII to purchase 10,000,000 shares of RCA’s common stock for $232,750 ($0.02375 per share) from the three shareholders. The shares purchased represented ninety-eight point nine percent (98.9%) of the total outstanding common shares of RCA at August 9, 2011.Immediately after the purchase, PEII cancelled nine million four hundred thousand (9,400,000) shares of RCA’s common stock resulting in the following stock ownership, which was subsequently effected by a one hundred to one forward stock split:

The 60,000,000 shares of RCA’s common stock owned by PEII were to be exchanged for PEII’s common and preferred shares owned by its shareholders as of August 9, 2011.The exchange of shares was effected as follows:

The original stock certificate for 60,000,000 shares of common stock issued to PEII was cancelled upon the issuance of the 78,511,478 shares of common stock reflected above.

After the reverse merger, PEII sold 21,215,783 shares of common stock at $0.06 per share, resulting in a total of 110,727,511 outstanding common shares at December 31, 2011.

After PEII gained control of RCA, PEII’s name was changed to “Petron Energy Special Corporation” and RCA’s name was changed to “Petron Energy II, Inc.” The two entities were statutorily merged with the surviving entity assuming the name Petron Energy II, Inc. on January 3, 2012.

Page - 37

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

4. PRODUCING OIL AND GAS PROPERTIES

Page - 38

The following summarizes the investment in producing oil & gas properties as of December 31, 2011 and 2010:

Depletion expense for the year ended December 31, 2011 and 2010 was $37,100 and $23,672, respectively.

5. PIPELINE AND OTHER DEPRECIABLE EQUIPMENT

Depreciation expenses for the years ended December 31, 2011 and 2010 was $79,588 and $61,748, respectively.

. RELATED PARTY TRANSACTIONS

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

Page - 39

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

Page - 40

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

The Company has recognized a valuation allowance for the deferred tax assets for which it is more likely than not that the realization will not occur. The valuation allowance is reviewed periodically. When circumstance change and this causes a change in management's judgment about the realize ability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The net operating loss carry forwards for income tax purposes are approximately $5,958,000 and will begin to expire in 2025.Neither the Company nor any of its subsidiaries have ever been the subject of an examination by the Internal Revenue Service.

Page - 41

 Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carry forwards remaining at the ownership change date. The limitation would be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

9. STOCKHOLDERS’ EQUITY

Preferred Stock

The articles of incorporation of the Company authorize the issuance of 10,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors is authorized, from time to time, to divide the preferred shares into “Series” and to fix and determine separately for each Series any or all of the relative rights and preferences.

In connection with an employment agreement, the Company issued 1,000 shares of Series A Preferred Stock in August 2011.The Series A Preferred Stock has voting rights on all shareholder matters equal to fifty-one percent (51%) of the total vote. There are no other liquidation, conversion or redemption rights.

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

In August 2010, the Company exchanged 6,373,239 shares of common stock for notes payable of $1,964,721 plus accrued interest of $777,712.The exchange value was approximately $0.43 per share which was the negotiated with the owners of the notes payable.

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

Page - 42

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

The Company measures its options at fair value in accordance with ASC 820.820 specifies a valuation hierarchy based on whether the inputs to those valuations techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

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

Page - 43

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

Page - 44

We emphasize that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of our proved reserves are classified as proved developed nonproducing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

[End of Notes to Financial Statements]

Page - 45

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

As of December 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.”

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

Page - 46

(1) Inadequate segregation of duties consistent with control objectives. The aforementioned material weakness was identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of August 31, 2011.

Management believes that the material weakness set forth in Item (1) above did not have an effect on the Company's financial reporting in 2011. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

 Floyd L. Smith

Mr. Smith has served as the President of Petron Energy, Inc. and its successor, Petron, an oil and gas exploration company since October 1998.Since May 2004, Mr. Smith has served as President of Petron Properties, LLP, a real estate company. From January 2004 to August 2008, Mr. Smith served as the President and owner of Murray Mortgage. From July 1992 to April 1998, Mr. Smith served as a broker at Grand Energy, Inc., working in sales. From August 1984 to July 1992, Mr. Smith served as the Manager of a Wal-Mart in Garland, Texas. Mr. Smith obtained his Bachelor’s Degree from Harding University, in Searcy, Arkansas in Business Administration in 1984.

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

David Knepper

Mr. Knepper has held multiple positions in the oil and gas industry over the course of the last 36 years. Mr. Knepper has served as President of Dogwood Operating Company, Inc., since July 2011.From June 2009 to June 2011, Mr. Knepper served as a Manager and as reorganization officer of MSB Energy. From May 2006 to May 2009, Mr. Knepper served as the Vice President of Engineering of Striker Petroleum. From June 2002 to May 2006, Mr. Knepper served as a private consultant to various oil and gas clients. From February 2000 to June 2002, Mr. Knepper served as a Manager – Special Projects, at Tribo Companies. From October 1993 to February 2000, Mr. Knepper served as Executive Director of Probe Resources. From August 1991 to October 1993, Mr. Knepper served as a Consultant to STZ Petroleum. From February 1990 to August 1991, Mr. Knepper served as Vice President of Acquisitions of DKM Resources. From August 1984 to December 1989, Mr. Knepper served as Manager of Acquisitions of Transco Exploration. From September 1982 to July 1984, Mr. Knepper served as Vice President of Engineering of L&A Energy. From May 1979 to September 1982, Mr. Knepper served as Acquisition Manager for Damson Oil. From May 1975 to May 1979, Mr. Knepper served as Production Engineer, Reservoir Engineer and the chairman of multiple committees at Amoco Production.

Page - 47

Mr. Knepper obtained his Bachelor’s Degree from Texas A&M University in 1975. Mr. Knepper is a member of the Society of Petroleum Engineers, the Texas Society of Professional Engineers and the Student Engineers Council – Texas A&M University.

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

Page - 48

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Executive Compensation Table:

Name and principal position (a)	Year ended August 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Floyd L. Smith (1) CEO, CFO President, Secretary, Treasurer and Director	2011	__-8,333	-	$4,791_	(2)	__$377,456	(3)	-	-	$390,580	_____

David Cho (1) Former CEO, CFO, President, Secretary, Treasurer and Director	2011	-	-	-		-		-	-	-	-
	2010	-	-	-		-		-	-	-	-

The table above does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, August 31, 2010.

 (1) Mr. Cho resigned as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company on August 10, 2011.On that same day, Mr. Smith was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company.

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

Page - 49

Petron Summary Executive Compensation Table:

Name and principal position (a)	Year ended August 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Floyd L. Smith CEO, CFO President, Secretary, Treasurer and Director	2011	$220,953	-	_______	_______	-	-	$220,953	_____

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

DIRECTOR COMPENSATION

The Table below sets forth the total compensation paid to our non-executive Directors for the year ended August 31, 2011.The compensation of our executive Directors is included in the Company Summary Executive Compensation Table, above.

Page - 50

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

Page - 51

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 3, 2012, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; and (b) all current directors and executive officers, as a group, and includes the 1,000 shares of Series A Preferred Stock and Super Majority Voting Rights associated with such Series A Preferred Stock which the Company agreed to issue to Mr. Smith pursuant to the Employment Agreement.

As of January 3, 2012, and including the securities described above, there were 106,063,974 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding.

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

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned	Preferred Stock Voting Rights (Represented In Voting Shares) (2)	Total Voting Shares Beneficially Owned (3)	Total Voting Percentage (4)

Floyd L. Smith (5)	75,000,000 (6)	77.1%	88,725,983	151,725,983	87.2%
CEO, CFO, President, Secretary, Treasurer and Director

Petron Special (5)	63,000,000	73.9%	-	63,000,000	36.2%
17950 Preston Road, Suite 960, Dallas, Texas 75252

David Knepper	-	-	-	-	0.0%
Director

Kenny Fox	-	-	-	-	0.0%
Former Director

David Cho	-	-	-	-	0.0%
Former CEO, CFO and Director

Pete Wainscott	-	-	-	-	0.0%
Former Director

All Officers and Directors as a Group (2 persons)	75,000,000	77.1%	88,725,983	151,725,983	87.2%

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

(5) Floyd L. Smith is deemed to beneficially own the securities held by Petron Special, as Mr. Smith is the President of and maintains voting control over such entity.

(6) Includes Stock Options to purchase 12,000,000 shares of common stock at an exercise price of $0.0039 per share.  Includes 63,000,000 shares of common stock held by Petron which shares Mr. Smith is deemed to beneficially own.

Page - 52

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On or around October 7, 2008, the Company entered into a $10,150 Promissory Note with its then President, Chief Executive Officer, and Director, David Cho, to evidence amounts loaned to the Company by Mr. Cho. The Promissory Note accrued interest at the rate of eight percent (8%) per annum and was due and payable on October 7, 2009. Prior to the maturity date of the Promissory Note, Mr. Cho agreed to extend the due date of such Promissory Note for an additional year to October 7, 2010, and subsequently further extended the due date of such note to May 31, 2011.The Promissory Note was repaid in August 2011, with proceeds received from the Stock Purchase Agreement (as described below).

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

Page - 53

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

On August 12, 2011, the Company entered into an Asset Purchase Agreement with Petron, which is controlled by Floyd L. Smith, who indirectly became the majority shareholder of and President and sole Director of the Company on August 10, 2011, as described below. Pursuant to the Asset Purchase Agreement (which was subsequently amended by the parties’ entry into a First Amendment to Asset Purchase Agreement on August 15, 2011 and the Second Amendment to Asset Purchase Agreement, on August 31, 2011, described above under Item 1.01, the terms of which have been reflected in the discussion below), we agreed to purchase substantially all of Petron’s assets (which consist of various oil and gas interests, leases and working interests collectively, the “ Assets ”) and none of the liabilities of Petron in consideration for 17,000,000 shares (170,000 pre-forward split shares) of the Company’s restricted common stock (the “ Petron Shares ”).All of Petron’s Equipment (as defined in Item 1.01) was purchased by the Company in connection with the parties’ entry into the Second Amendment (described above) in consideration for 3,000,000 restricted shares (30,000 pre-forward split shares) of common stock on August 31, 2011.

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

Page - 54

In August 2011, the Company advanced $156,900 to Petron Well Services, Inc., an entity majority owned by Petron and to Petron (which funds advanced to Petron were subsequently paid to ONE Energy in connection with the Asset Acquisition Agreement).The advances are unsecured and due upon demand and do not bear interest.

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

The aggregate fees billed for the fiscal years ended August 31, 2011 and 2010, for professional services rendered by our current auditor, KWCO, PC, for the audit of and review our financial statements as included in our Annual Report on Form 10-K is $340, 636.

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

Page - 55

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(2)	Certificate of Amendment to Articles of Incorporation (100:1 Forward Split)

Exhibit 3.3(2)	Series A Preferred Stock Designation

Exhibit 3.4(1)	Bylaws

Exhibit 10.1(1)	Promissory Note with David Cho ($10,150 - October 7, 2008)

Exhibit 10.3(3)	Amendment to Promissory Note with David Cho

Exhibit 10.4(4)	Promissory Note with David Cho ($5,000 - December 31, 2009)

Exhibit 10.5(5)	Promissory Note with David Cho ($3,000 – March 17, 2010)

Exhibit 10.6(5)	Promissory Note with David Cho ($1,200 – March 31, 2010)

Exhibit 10.7(6)	Amended and Restated Promissory Note with David Cho ($10,050)

Exhibit 10.8(6)	Promissory Note with David Cho ($1,200 - April 5, 2010)

Exhibit 10.9(7)	Promissory Note with David Cho ($500 – July 19, 2010)

Exhibit 10.10(7)	Amended and Restated Promissory Note with David Cho ($5,000)

Exhibit 10.12(7)	Promissory Note with Pete Wainscott ($10,000 – November 30, 2010)

Exhibit 10.13(8)	Promissory Note with David Cho ($1,700 – April 12, 2011)

Exhibit 10.14(9)	Stock Purchase Agreement

Exhibit 10.15(9)	Asset Purchase Agreement (Petron and the Company)

Exhibit 10.16(9)	First Amendment to Asset Purchase Agreement (Petron and the Company)

Exhibit 10.17(2)	Second Amendment to Asset Purchase Agreement (Petron and the Company)

Exhibit 10.18(2)	Executive Employment Agreement with Floyd L. Smith

Exhibit 10.19(2)	Common Stock Purchase Option

Exhibit 10.20(2)	Management Services Agreement (Petron and ASL, assumed by the Company)

Exhibit 10.21(2)	Asset Acquisition Agreement (Petron and ASL, assumed by the Company)

Exhibit 10.22(2)	Oil and Gas Lease – Wagoner, Oklahoma

Exhibit 10.23(2)	Oil and Gas Lease – Wagoner, Oklahoma

Exhibit 10.24*(2)	Independent Petroleum Engineer Report

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Page - 56

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRON ENERGY II, INC.

DATED: August 24, 2012	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director

Page - 57

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director
August 24, 2012
/s/ David Knepper David Knepper Director August 24, 2012

Page - 58

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 24, 2012	By:/s/ Floyd L. Smith
Floyd L. Smith,
Chief Executive Officer (Principal Executive Officer)
and Principal Accounting Officer (Principal Financial Officer)

Page - 59

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

Date: August 24, 2012	By: /s/ Floyd L. Smith
Floyd L. Smith,
Chief Executive Officer (Principal Executive Officer)
and Principal Accounting Officer (Principal Financial Officer)

Page - 60