Form 10-Q/A
period 2012-03-31
Petron Energy II, Inc.
filed 2012-08-24
CIK 1467434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A

AMENDMENT NO.2

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends Petron Energy II, Inc.’s Current Report on Form 10-Q (the “Original Filing”) originally filed on May 21, 2012 with the Securities and Exchange Commission (the “Commission”) We are filing this Amendment to ensure consistency among filings and to add disclosure to describe the assets acquired in exchange for the Series B Preferred Stock. Identify the interests in properties acquired and indicate the status of the underlying properties. comply with Rule 3-05 of Regulation S-X. Also disclose the conversion provisions associated with the Series B Preferred Stock to comply with FASB ASC 505-10-45-3.

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

•

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

Page - 8

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

The oil and gas properties acquired from One Energy pursuant to the Asset Purchase Agreement were purchased for 5,910,000 shares of Series B Preferred Stock with a deemed value of $1.00 per share. Since the preferred stock was issued and outstanding, these preferred shares were considered common stock equivalents, due to the required automatic conversion feature.  These potential common shares had no effect on the weighted average shares outstanding since they were anti- dilutive.

On September 28, 2011, the Company obtained rights to conduct oil and gas exploration and production activities on an aggregate of 320 acres (160 acres pursuant to each lease) located in Wagoner County, Oklahoma (the “Wagoner County Leases”). Pursuant to the lease agreements, we agreed to pay the lessees under each of the leases total consideration for such lease rights consisting of $10 at the time of the entry into the agreements and (a) 3/16th of all oil produced from the leased property; (b) 3/16th of all gas of whatever nature or kind produced or sold from the leased property; (c) 3/16th of the gross proceeds, from the mouth of the well, of any gas produced from any oil well and used to manufacture gasoline; and (d) certain other nominal fees, during the period any well is shut-in. The leases have a term of one (1) year, provided that they continue in effect thereafter for so long as oil or gas is produced on such leases by the Company, if any.

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

Page - 9

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

The Company believes that with enhanced recovery techniques, this value will be realized in the future, but currently there are no immediate plans to develop the properties. The Company obtained a reserve report that showed the net present value of the properties as they exist now to be $344,000. In addition to the issuance of the preferred stock, the Company has incurred approximately $337,000 of costs that had been capitalized related to these assets.Due to the unknown timing of the implementation of enhanced recovery techniques and the uncertainty that these techniques will be successful, management has decided to record an impairment charge of $5,903,000.

[End Notes to Financial Statements]

Page - 10

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

Page - 11

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

Page - 12

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

Page - 13

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

Page - 14

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

PETRON ENERGY II INC.

Dated: August 24, 2012                                                  /s/ Floyd L. Smith
By: Floyd L. Smith
Its: CEO and CFO, President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 24, 2012                                                  By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer
Principal Accounting Officer and
Chief Financial Officer,
President, Treasurer and Director

Dated: August 24, 2012                                                  /s/ David Knepper
David Knepper
Director

Page - 15

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

Date: August 24, 2012	/s/ Floyd L. Smith
By: Floyd L. Smith
Its: Principal Executive Officer

Page - 16

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

Date: August 24, 2012	/s/ Floyd L. Smith
By: Floyd L. Smith
Its:  Principal Financial Officer

Page - 17

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

Dated: August 24, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 18

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

Dated: August 24, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 19