Form 10-Q
period 2012-09-30
Petron Energy II, Inc.
filed 2012-11-13
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

0 Yes ☒ No

As of September 30, 2012, there were 117,869,899 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX	F-1
Consolidated Balance Sheet as of September 30, 2012, unaudited and Audited Consolidated Balance Sheet as of December 31, 2011.	F-2
Unaudited Consolidated Statement of Operations for the Nine Months Ended September 30, 2012, and 2011.	F-3
Unaudited Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2012, and 2011.	F-4
Unaudited Notes to Condensed Consolidated Financial Statements.	F-5

F – 1

PETRON ENERGY II, INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets

Cash	$ 23,421	$ 106,850
Accounts Receivable--Oil & gas sales	23,762	53,466
Total Current Assets	47,183	160,316

Pipeline, net of accumulated depreciation of $228,689
and $179,289 respectively	759,311	808,711
Producing Oil & Gas Properties, net of accumulated depletion
of $700,795 and $628,795, respectively	1,583,992	1,433,068
Other Depreciable Equipment, net of accumulated
depreciation of $53,112 and $31,339, respectively	166,301	180,264
Other Assets	31,575	31,575

TOTAL ASSETS	$ 2,588,362	$ 2,613,934

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Cash Overdraft	$ 66,433	$ -
Accounts Payable--Trade	727,262	443,114
Accounts Payable--Related Party	342	50,617
Accrued Liabilities	166,164	72,158
Notes Payable--current	63,000	-
Total Current Liabilities	1,023,201	565,889

Asset Retirement Obligation	25,540	25,540

TOTAL LIABILITIES	1,048,741	591,429

STOCKHOLDERS' EQUITY
Preferred Stock, 10,000,000 shares authorized, 5,911,000 designated as follows:
Preferred Stock Series B, $0.001 par value,
5,910,000 issued and outstanding	5,910	-
Preferred Stock Series A, $0.001 par value, 1,000
issued and outstanding	1	1
Common Stock, $0.001 par value, 1,000,000,000 shares authorized,
117,869,899 and 110,727,511 issued and outstanding, respectively	117,869	110,727
Additional Paid-In Capital	20,266,369	13,406,937
Accumulated Deficit	(18,850,528)	(11,495,160)
Total Stockholders' Equity	1,539,621	2,022,505

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,588,362	$ 2,613,934

The accompanying notes are an integral part of these financial statements.

F – 2

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,		Period of Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues

Oil & Gas Sales	$ 72,690	$ 43,917	$ 250,715	$ 85,862
Pipeline Revenue	6,118	2,577	23,669	3,641
Total Revenue	78,808	46,494	274,384	89,503

Costs and Expenses

Cost of Revenue	42,287	144,032	189,266	203,390
Depletion, Depreciation and Amortization	50,725	42,633	143,174	70,600
Impairment Charge	-	-	5,903,000	-
General and Administrative	310,221	1,031,245	1,388,514	1,466,600
Total Expenses	403,233	1,217,910	7,623,954	1,740,590

Loss from Operations Before Income Taxes	(324,425)	(1,171,416)	(7,349,570)	(1,651,087)

Interest	5,798	-	5,798	-
Income Taxes	-	-	-	-

Net Loss	$ (330,223)	$ (1,171,416)	$ (7,355,368)	$ (1,651,087)

Loss per share--basic and diluted	($0.003)	($0.013)	($0.064)	($0.019)
Weighted average number of shares--basic and diluted	116,339,587	92,976,752	114,347,341	87,757,049

The accompanying notes are an integral part of these financial statements.

F – 3

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Period of Nine Months Ended September 30,
	2012	2011

OPERATING ACTIVITIES
Net Loss	($7,355,368)	($1,651,962)
Adjustments to reconcile net loss to
cash used by operating activities:
Depletion and depreciation	143,174	70,600
Impairment charge	5,903,000	-
Common stock issued for services	149,483	-
Change in other asset and liabilities:
Decrease in oil & gas receivables	29,704	144
Increase in accounts payable	284,267	198,235
Increase in accrued liabilities	43,612	14,046
Cash used in operating activities	(802,128)	(1,368,937)

INVESTING ACTIVITIES
Investment in oil & gas properties	(215,923)	(258,820)
Pipeline investment	0	0
Purchase of other equipment	(7,810)	(4,021)
Cash used in investing activities	(223,734)	(262,841)

FINANCING ACTIVITIES
Cash overdraft	66,433	-
Proceeds from sales of common stock	813,000	1,440,892
Proceeds from note payable	63,000	-
Capitalized costs from reverse merger	-	281,333
Cash from financing activities	942,433	1,722,225

Increase in cash	(83,429)	90,446
Cash at beginning of the period	106,850	88,742

Cash at end of the period	$ 23,421	$ 179,188

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing and Financing Activities:
Oil & gas properties	$ 5,910,000	$ -
Preferred Stock	(5,910)	-
Additional Paid-in Capital	(5,904,090)	-

	$ -	$ -

The accompanying notes are an integral part of these financial statements.

F – 4

PETRON ENERGY II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIOD ENDING SEPTEMBER 30, 2012 AND 2011

(Unaudited)

 NOTE 1 - INCORPORATION AND NATURE OF OPERATIONS

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

Petron Energy II Well Service, Inc. is engaged primarily in Well Service operation for its own wells currently and expects to begin well service operations for third party operators in the future. As of December 31, 2012 the Company is operating in the states of Oklahoma and Texas. The Company owns all of its equipment used in the Petron Energy II Well Service, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Subsidiary Name                                Organization Date

Petron Energy II Pipeline, Inc.            April 2008

Petron Energy II Well Service, Inc.     July 2008

The interim consolidated financial statements as of June 30, 2012, and 2011, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The consolidated statements of operations reflect the results of operations of the Company for the three and nine month periods ended September 30, 2012, and 2011, and the statements of cash flows reflect the activity for the nine month periods ended September 30, 2012, and 2011. Operating results for the nine month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $7,355,368 for the nine months ended September 30, 2012, (2011 - $1,651,087) and at September 30, 2012, had an accumulated deficit of $18,850,528 (2011 – $11,495,160). While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - ASSET IMPAIRMENT

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

Note 4 - CONVERTIBLE DEBT

On July 26, 2012, the Company borrowed $63,000 pursuant to a convertible debt agreement. The maturity date of the note is April 30, 2013, and it bears interest at 8% per year. After 180 days from the date of the note, t the option of the holder, the debt can be converted to the Company’s common stock at an exercise price that is 58% of the market price of the common stock at the date of conversion.

F-5

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

Results of Operations

For the Three Month Period Ended September 30, 2012, versus September 30, 2011

Revenue for the period ended September 30, 2012, was $78,808 compared to $46,494 for the period ended September 30, 2011. This was an increase of $32,314.

Net loss for the period ended September 30, 2012, was $(330,223) compared to $ (1,171,416) for the period ended September 30, 2011.

General and Administrative costs for the period ended September 30, 2012, were $310,221 compared to $1,031,245 for the period ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, the total liabilities were $1,048,741 compared to $591,429 for the period ended December 31, 2011, and the Company’s assets were $2,588,362 compared to $2,613,934 for the period ended December 31, 2011.

Cash Requirements

Our cash on hand as of September 30, 2012, was $23,421 compared to $106,850 for the period ended December 31, 2011. For the period ended September 30, 2012, and at September 30, 2012, the Company had an accumulated deficit of $18,850,528 as compared to $11,495,160 in 2011. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

For the Nine Month Period Ended September 30, 2012, versus September 30, 2011

Revenue for the period ended September 30, 2012, was $274,384 compared to $89,503 for the period ended September 30, 2011. This was increase of $184,881.

Net loss for the period ended September 30, 2012, was $(7,355,368) compared to $ (1,651,087) for the period ended September 30, 2011.

General and Administrative costs for the period ended September 30, 2012, were $1,388,514 compared to $1,466,600 for the period ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, the total liabilities were $1,048,741 compared to $591,429 for the period ended December 31, 2011, and the Company’s assets were $2,588,362 compared to $2,613,934 for the period ended December 31, 2011.

Cash Requirements

Our cash on hand as of September 30, 2012, was $23,421 compared to $106,850 for the period ended December 31, 2011. The Company has incurred a net loss of $(7,355,368) for the period ended September 30, 2012, compared to a net loss of $(1,651,087) for the period ended September 30, 2011, and at September 30, 2012, had an accumulated deficit of $18,850,528 as compared to $11,495,160 in 2011. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Also in January 2010, the FASB issued Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas—Oil and Gas Reserve Estimation and Disclosures.” This ASU amends the “Extractive Industries—Oil and Gas” Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC’s Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” discussed below. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009, did not have a material impact on our consolidated financial statements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

NONE

ITEM 5. OTHER INFORMATION

Quarterly Events

Subsequent Events

 ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation	Filed with the SEC on Form S-1 Registration Statement July 07, 2009
3.01a	Certificate of Incorporation	Filed with the SEC on Form 8-K February 17, 2012
3.02	By-Laws of the Company	Filed with the SEC on Form S-1 Registration Statement July 07, 2009
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRON ENERGY II, INC.

Dated: November 13, 2012

/s/ Floyd L. Smith

By: Floyd L. Smith

Its: CEO and CFO, President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 13, 2012

/s/ Floyd L. Smith

By: Floyd L. Smith

Chief Executive Officer

Principal Accounting Officer and

Chief Financial Officer,

President, Treasurer and Director

Dated: November 13, 2012

/s/ David Knepper

By: David Knepper

Director