Form 10-K/A
period 2011-12-31
Petron Energy II, Inc.
filed 2013-01-07
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends Petron Energy II, Inc.’s Annual Report on Form 10-K (the “Original Filing”) originally filed on April 16, 2012 with the Securities and Exchange Commission (the “Commission”) and Amendment No. 1 on Form 10-K (the “First Amendment”) originally filed with the Commission on August 24, 2012. We are filing this Amendment for the purpose of responding to certain comments received from the Staff of the Securities and Exchange Commission.  For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of April 16, 2012, the filing date of the Original Filing. Except as stated herein, this Amended Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

Page - 2

PETRON ENERGY II, INC.

Page - 3

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations. “All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should,” or the negative of these terms or other comparable terminology. We do not make forward-looking statements unless we believe we have a reasonable basis for doing so. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as expressly required by law.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K. Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Current Report on Form 8-K could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.

ITEM 1.	BUSINESS

Corporate History

The Company was incorporated in Nevada in June 2007 as a development stage company which planned to operate as a restaurant holding company, specializing in the development and expansion of proven independent restaurant concepts into multi-unit locations through corporate-owned stores, licensing, and franchising opportunities, funding permitting. In connection with our entry into and the closing of the Asset Purchase Agreement with Petron Energy Special Corp. (“Petron Special”), described below, we changed our business focus to oil and gas exploration and production and related operations and ceased undertaking any restaurant related operations.

We have not generated any significant revenues to date, have not generated any oil and gas revenues to date and have limited operations as of the date of this filing. Our mailing address is 17950 Preston Road, Suite 960, Dallas, Texas 75252, and our telephone number is (972) 272-8190.

Acquisition of Company by Petron Special

On August 9, 2011, David Cho, the Company’s then Chief Executive Officer and Director and then 54.4% owner of the Company’s common stock (550,000,000 shares or 5,500,000 pre-forward split shares); Pete Wainscott, the Company’s then Director and then 34.6% owner of the Company’s common stock (350,000,000 shares or 3,500,000 pre-forward split shares); and David M. Loev the then 9.9% owner of the Company’s common stock (100,000,000 shares, or 1,000,000 pre-forward split shares) (collectively the “Selling Shareholders”) entered into a Stock Purchase Agreement with Petron Special. Pursuant to the Stock Purchase Agreement, the Selling Shareholders sold an aggregate of 1,000,000,000 shares (10,000,000 pre-forward split) shares of the Company’s restricted common stock to Petron Special in consideration for $232,750 (the “Purchase Price”); provided that a required term and condition of the closing of the Stock Purchase Agreement was that the Company had no liabilities at closing. As such, a portion of the Purchase Price was used to satisfy the Company’s outstanding liabilities. As a result of the Stock Purchase Agreement, Petron Special, and Mr. Smith through his control of Petron Special, became the owner of 98.9% of the Company’s outstanding shares.

Page - 4

Further, on August 12, 2011, the Company entered into an Asset Purchase Agreement with Petron Special (“Petron Asset Purchase Agreement”). Under the Petron Asset Purchase Agreement, the Company agreed to purchase substantially all of Petron Special’s assets (which consist of various oil and gas interests, leases and working interests and equipment, collectively, the “Assets”) and in consideration for 60,000,000 shares of the Company’s restricted common stock (the “Company Shares”). The 60,000,000 common shares were later adjusted to 78,511,478. The 78,511,478 shares were exchanged for all the preferred and common shares outstanding of Petron Special. The Petron Asset Purchase Agreement also requires Petron Special to indemnify the Company from any liability associated with the Assets for actions which took place prior to the closing and for the Company to indemnify Petron Special against any liability associated with the Assets due to actions which may take place after the closing. The Petron Asset Purchase Agreement also includes a “non-compete provision,” which prohibits Petron Special and Floyd L. Smith from competing against the Company for a period of twelve (12) months from the closing of the Petron Asset Purchase Agreement. Additionally, the Petron Asset Purchase Agreement requires that the Company agree to commit a minimum of $5,000 and 2,000,000 shares (20,000 pre-forward split shares) of common stock per month to investor relations services following the closing; and allows the Company to enter into employment agreements with certain employees of Petron Special (provided that no such employment agreements, other than the Executive Employment Agreement with Mr. Smith have been entered into or agreed to, to date).

Assumption of Petron Special’s Agreement with ONE Energy Corp.

On August 8, 2011, Petron Special entered into an Asset Acquisition Agreement with ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties (“One Energy Asset Acquisition Agreement”). Pursuant to the One Energy Asset Acquisition Agreement, Petron Special agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, contingent upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock. Under the One Energy Asset Acquisition Agreement, these shares of convertible preferred stock convert into shares of the Company having a total value of $5,910,000, based on the trading price of the Company’s common stock on the date converted; vote one-for-one with the common shares; cannot be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; are automatically converted into shares of the Company’s common stock in two tranches; and are subject to a lock-up agreement. It is also anticipated that the shareholders receiving the convertible preferred stock described above will also receive warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock with an exercise price of $0.08 per share. Pursuant to the terms of the acquisition of the Company by Petron Special, the Company assumed Petron Special’s rights and obligations under the One Energy Asset Acquisition Agreement.

Acquisition of Wagoner County Leases

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

Page - 5

Change in Control

As a result of the Stock Purchase Agreement described above, Petron Special, and as a result of his control of Petron Special, Floyd L. Smith (who became our sole officer and Director on August 10, 2011, as described below) became the largest shareholder of the Company and obtained majority voting control (98.9% of the Company’s then outstanding shares) over the Company. Furthermore, in connection with the Company’s entry into the Executive Employment Agreement with Mr. Smith, Mr. Smith obtained rights to shares of Preferred Stock, which allow him to vote 51% of our outstanding common stock on any and all shareholder matters (including the appointment of Directors), thereby providing him continuing voting control over the Company, pursuant only to the terms and conditions of the Preferred Stock.

Recent Changes in Officers and Directors

On August 10, 2011, our Directors, David Cho and Pete Wainscott, increased the number of Directors of the Company to three, and appointed Floyd L. Smith as a Director of the Company, pursuant to the power provided to the Board of Directors by the Company’s Bylaws to fill the vacancy left by the increase. Immediately following such appointment, David Cho, our President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director resigned as an officer and Director of the Company and Pete Wainscott, our Director, resigned as a Director of the Company and Floyd L. Smith was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company. Additionally, as a result of the resignations of Mr. Cho and Mr. Wainscott as Directors of the Company, Mr. Smith became the sole Director of the Company. On August 15, 2011, Floyd L. Smith, our then sole Director, appointed David Knepper and Kenny Fox as Directors of the Company. Kenny Fox resigned as a member of the Board of Directors on December 5, 2011.

Amendment to Articles of Incorporation

On September 7, 2011, the Company’s Board of Directors and then majority shareholder, Petron Special (which held approximately 98.9% of the Company’s outstanding shares of common stock and is controlled by Mr. Smith), approved the filing of a Certificate of Amendment (the “Amendment”) to the Company’s Articles of Incorporation to affect (i) a name change of the Company to “Petron Energy II, Inc.”; (ii) a forward stock split of the Company’s outstanding common stock in a ratio of 100:1; and (iii) an increase in the Company’s authorized shares of stock to 1,000,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share; each effective as of October 15, 2011.

The Amendment was filed with the Secretary of State of Nevada on September 9, 2011 and the Amendment was made effective with FINRA at the open of business on October 17, 2011. As a result of the Amendment, the Company’s trading symbol on the Over-The-Counter Bulletin Board changed to “RCNCD”, and the Company’s common stock traded under that symbol until November 29, 2011, at which time the Company’s symbol on the Over-The-Counter Bulletin Board changed to “PEII” in connection with the name change affected by the Amendment. The effects of the Forward Split have been retroactively reflected throughout this Report.

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

Business Operations

As a result of the closing of the Petron Asset Purchase Agreement, assumption of the One Energy Asset Acquisition Agreement, and our acquisition of the the Henderson and Knox County TX, Tulsa and Wagoner County Leases, our business goal has changed to the creation of an asset base consisting of oil and gas and natural gas properties which have a proven history of production. We have already made progress in connection with this goal by our acquisition of the Henderson and Knox County TX, Tulsa and Wagoner County Leases and our acquisition of the Assets of Petron Special pursuant to the Petron Asset Purchase Agreement described above.

Page - 6

We hope to increase the value of the assets we acquire in the future through further acquisitions, drilling operations and the re-working of wells. We plan to concentrate our development efforts in Texas and Oklahoma. The Petron Asset Purchase Agreement relates to our acquisition from Petron Special of approximately one thousand five hundred leased acres, which include 59 existing wells which will need to be reworked in an effort to attempt to re-establish commercial production (collectively the “Leases”). We estimate the costs of reworking these wells at $35,000 per well and estimate that it will take approximately two weeks to rework each well, funding permitting. The producing properties acquired in connection with the Petron Asset Purchase Agreement currently produce approximately an unknown amount of barrels of oil per day (BOPD”). We also assumed the One Energy Asset Acquisition Agreement, described above, pursuant to which we plan to acquire certain additional oil and gas producing properties located in Texas, including an additional two thousand eight hundred leased acres which include 34 existing wells.

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

Our target market is the East Texas Cotton Valley, the Woodford Shale in Oklahoma and the Tannehill Sand in North Texas which we believe each offer a high success rate with respect to developing producing wells and long term cash flow. The properties we acquired through the Petron Asset Purchase Agreement and the rights we acquired in connection with the Henderson and Knox County TX, Tulsa and Wagoner County OK Leases are all located in the areas described in the East Texas Cotton Valley, the Woodford Shale in Oklahoma and the Tannehill Sand in North Texas.

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

Subsequent to the planned closing of the One Energy Asset Acquisition Agreement, we plan to acquire additional interests, funding permitting, which have a long-term history of successful production and display characteristics of being an under developed asset. By applying new technologies we hope to exploit and produce more natural gas and oil from these assets once acquired. Additionally, the Company plans to engage primarily in the exploration and development of oil and gas leases in Oklahoma, East and North Texas and Western Louisiana over the next two years through one or more of the following activities: (i) acquisition of oil and gas leases (similar to the Wagoner County Leases); (ii) contract drilling on leases owned by the Company through investment partnerships and banking relationships sponsored by the Company; (iii) acquisition or oil and gas producing properties; and (iv) acquisition of oil and gas companies having properties (producing and non-producing). Wells to be drilled by the Company will include both exploratory and development wells. We estimate that newly drilled wells will have a total cost range including completion of approximately $125,000 - $150,000 and reworked wells will have a total cost range of approximately $35,000 - $45,000.

We also plan to operate the natural gas pipeline which we acquired as part of the Petron Asset Purchase Agreement and undertake exploration and workover activities on oil and natural gas wells acquired in the acquisition.

Our currently planned workover activities include “fracking” non-producing oil and natural gas wells in an effort to increase and/or restart production from such wells.

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

Competition

The oil and gas industry is intensely competitive. This is particularly true in the competition for acquisitions of prospective oil and natural gas properties and oil and gas reserves. We believe that the location of the leasehold acreage we acquired as a result of the Tulsa and Wagoner County Leases in the Petron Asset Purchase Agreement and the Knox County TX, assets which we plan to acquire through the One Energy Asset Acquisition Agreement, our exploration, drilling, and production expertise, and the experience and knowledge of our management and industry partners will enable us to compete effectively in the oil and gas industry. Notwithstanding the above, we will still face stiff competition from a substantial number of major and independent oil and gas companies that have larger technical staffs and greater financial and operational resources than we do. Many of these companies not only engage in the acquisition, exploration, development, and production of oil and natural gas reserves, but also have refining operations, market refined products, and own drilling rigs. We will also compete with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for the drilling and completion of wells.

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

Employees

The Company currently has eight (8) employees, including its Chief Executive Officer, President and Director, Floyd L. Smith.

Intellectual property

The Company does not currently hold any intellectual property, patent rights, trademarks or copyrights. The Company does however maintain a website at www.petronenergy.net. The information on, or that may be accessed through, our website is not incorporated by reference into this filing and should not be considered a part of this filing.

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

General Risks Related To The Company

We May Not Be Able To Continue Our Business Plan Without Additional Financing.

We have not generated significant revenues to date and since the date of our change in business focus from restaurant related operations to an oil and gas exploration and production company.  We will need to raise significant funding in the future, including approximately $500,000 to continue our operations for the next 12 months.  We anticipate the need for approximately $3-5 million dollars in additional funding to expand our operations and acquire additional properties as described above under “Plan of Operations.” In August 2011, the Company sold an aggregate of 6,462,900 shares of the Company’s restricted common stock to twelve “accredited investors” in private transactions for aggregate consideration of $387,774 or $0.06 per share in a private placement. In September and October 2011, the Company sold an aggregate of 4,333,300 shares of the Company’s restricted common stock to nine “accredited investors” in private transactions for aggregate consideration of $259,998 or $0.06 per share.  In August 2011, we assumed a Management Services Agreement with ASL Energy which requires us to pay $8,000 per month to ASL Energy.

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

We assumed rights and obligations of Petron Special under the One Energy Asset Acquisition Agreement. Pursuant to the One Energy Asset Acquisition Agreement, Petron Special agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, contingent upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock. Under the One Energy Asset Acquisition Agreement, these shares of convertible preferred stock convert into shares of the Company having a total value of $5,910,000, based on the trading price of the Company’s common stock on the date converted; vote one-for-one with the common shares; cannot be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; are automatically converted into shares of the Company’s common stock in two tranches; and are subject to a lock-up agreement. It is also anticipated that the shareholders receiving the convertible preferred stock described above will also receive warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock with an exercise price of $0.08 per share. Pursuant to the terms of the acquisition of the Company by Petron Special, the Company assumed Petron Special’s rights and obligations under the One Energy Asset Acquisition Agreement.

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

As a result of the above, Mr. Smith exercises control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have no say in the direction of the Company and the election of Directors. Investors in the Company should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will have no effect on the outcome of corporate decisions or the election of Directors. Furthermore, investors should be aware that Mr. Smith may choose to elect new Directors to the Board of Directors of the Company and/or take the Company in a new business direction altogether, and, as a result, current shareholders of the Company will have little to no say in such matters.

Finally, in the event that Mr. Smith dies or becomes disabled prior to March 1, 2013, ASL Energy has the right to take ownership of the Series A Preferred Stock, and as a result, can assume voting control over the Company.

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

We were formed in June 2007 as a company specializing in restaurant consulting and investment activities; provided that we only generated limited revenues in connection with such operations, and changed our business focus to oil and gas exploration activities in connection with our acquisition by Petron Special in August 2011 (described above). As such, we have a limited history in our current business focus of oil and gas exploration. We are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of oil and gas exploration may face significant competition, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

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

We May Be Unable to Close The Transactions Contemplated By The Asset Acquisition Agreement.

In August 2011, we assumed all rights and obligations of Petron Special under the One Energy Asset Acquisition Agreement. Pursuant to the One Energy Asset Acquisition Agreement, Petron Special agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, contingent upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock. Under the One Energy Asset Acquisition Agreement, these shares of convertible preferred stock convert into shares of the Company having a total value of $5,910,000, based on the trading price of the Company’s common stock on the date converted; vote one-for-one with the common shares; cannot be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; are automatically converted into shares of the Company’s common stock in two tranches; and are subject to a lock-up agreement. It is also anticipated that the shareholders receiving the convertible preferred stock described above will also receive warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock with an exercise price of $0.08 per share. Pursuant to the terms of the acquisition of the Company by Petron Special, the Company assumed Petron Special’s rights and obligations under the One Energy Asset Acquisition Agreement. We and the various other counterparties to the One Energy Asset Acquisition Agreement may never consummate the acquisitions contemplated therein for reasons that may include us and such counterparties failing to agree to definitive agreements evidencing such acquisitions, such entities failing to provide us with required financial statement disclosure, and/or such counterparties failing to receive required shareholder approval for the contemplated acquisitions.

Shareholders May Be Diluted Significantly By the Conversion of the Convertible Preferred Stock and Exercise of Warrants We Have Agreed to Issue In Connection with the Asset Acquisition Agreement.

In August 2011, we assumed all rights and obligations of Petron Special under the One Energy Asset Acquisition Agreement. Pursuant to the One Energy Asset Acquisition Agreement, Petron Special agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, contingent upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock. Under the One Energy Asset Acquisition Agreement, these shares of convertible preferred stock convert into shares of the Company having a total value of $5,910,000, based on the trading price of the Company’s common stock on the date converted; vote one-for-one with the common shares; cannot be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; are automatically converted into shares of the Company’s common stock in two tranches; and are subject to a lock-up agreement. It is also anticipated that the shareholders receiving the convertible preferred stock described above will also receive warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock with an exercise price of $0.08 per share. Pursuant to the terms of the acquisition of the Company by Petron Special, the Company assumed Petron Special’s rights and obligations under the One Energy Asset Acquisition Agreement. The conversion of such convertible preferred stock will result in substantial dilution of the ownership interests of existing shareholders, and dilute the book value of the Company’s common stock. Furthermore, the subsequent sale of the shares of common stock issuable upon such conversion will likely significantly decrease the trading value of the Company’s common stock.

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

We have authorized capital stock consisting of 1,000,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of December 7, 2011, we had 85,246,533 shares of common stock outstanding (which number does not include 9,466,667 shares sold by the Company in private placements from September to December 2011, for $0.06 per share, which have not been issued to date, but does include 3,000,000 shares due to Petron Special in connection with the acquisition of the Company by Petron Special, which have not been physically issued to date) and 1,000 shares of Series A Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares (similar to the Shares A Preferred Stock previously issued by the Board of Directors), provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights (similar to the Series A Preferred Stock already issued and outstanding) and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this filing and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

Page - 21

RECENT SALES OF UNREGISTERED SECURITIES

As described above, in August 2011, and pursuant to the Stock Purchase Agreement, the Selling Shareholders sold an aggregate of 1,000,000,000 shares of restricted common stock to Petron Special.

As described above, the Company agreed to issue 3,000,000 restricted shares of common stock to Petron Special in consideration for the acquisition of the Assets.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following summarizes the factors affecting the operating results and financial condition of Petron Energy II, Inc. This discussion should be read together with the financial statements of Petron Energy Special Corp. and the notes to financial statements included elsewhere in this current report. In addition to historical financial information, the following discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this report. We encourage you to review our “Cautionary Note Regarding Forward-Looking Statements and Industry Data” at the front of this current report, and our “Risk Factors” set forth above.

Plan of Operations:

As described above in connection with the closing of the Petron Asset Purchase Agreement and the acquisition of the Assets, the Company changed its business focus to oil and gas exploration and production and related operations and ceased undertaking any restaurant related operations as were contemplated by its previous business plan.

Moving forward we intend to acquire certain oil and gas properties owned by ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, pursuant to the One Energy Asset Acquisition Agreement, which we assumed from Petron Special (as described in greater detail above under Item 1.01).We also previously assumed a Management Services Agreement between Petron Special and ASL Energy, pursuant to which we are required to pay ASL Energy $8,000 per month for management and consulting services. We have also previously acquired rights to the Wagoner County Leases.

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

All existing wells which we acquired through the Petron Asset Purchase Agreement will need to be reworked to reestablish production. Although there are several targets available within these existing wells, oil pay zones will be our primary focus considering the higher price point in the oil market currently. The second priority will be gas pay zones, primarily because of very soft price points in the gas market.

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

We anticipate that our operations will be supported by funds raised through the private placement offering described herein and through the sale of debt or equity in the Company in private placement offerings. We plan to raise approximately $3–5 million dollars in private placements over the next twelve months; provided that we have not entered into any agreements regarding such funding (other than as described above in connection with the prior private placements) and such funding may not be available on favorable terms, if at all. We anticipate the need for a minimum of $500,000 in additional funding to continue our operations for the next twelve months. Assuming we are successful in raising a minimum of $3,000,000 subsequent to the date of this filing through the sale of debt or equity securities through private placements, we will use the proceeds to finalize the reworking of approximately 75-90 wells we acquired through the Asset Purchase Agreement, drill approximately 5–10 new wells in Oklahoma and acquire additional acreage. In the event that we are unsuccessful raising additional funds subsequent to the date hereof, we will move forward with our business plan and plan of operations in a scaled down form until such time that we can raise additional funds.”

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 (ASC 410) “Accounting for Asset Retirement Obligations”. SFAS 143 (ASC 410) requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Asset Retirement Obligation as of December 31, 2011 is $25,540, which is the most current asset retirement available at the time of this Amendment to the Annual Report on Form 10-K.

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

(Formerly Petron Energy Special Corp)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

1. INCORPORATION AND NATURE OF OPERATIONS

Petron Energy II, Inc. (“Petron Energy” or the “Company”) was formerly known as Restaurant Concepts of America, Inc. and was incorporated in August 2008 under the laws of the State of Nevada.;

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Subsidiary Name Organization	Date
Petron Energy Special Corp.	June 2007
Petron Energy II Pipeline, Inc,	April 2008
Petron Energy II Well Service, Inc	July 2008

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States. All intercompany transactions and account balances have been eliminated in consolidation.

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $3,127,742 for the year ended December 31, 2011 (2010 - $1,529,459) and at December 31, 2011 had an accumulated deficit of $11,495,160 (2010 – $8,366,543). While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Commitments

During the year ended December 31, 2011, the Company entered into the following agreements:

•	A Management Services Agreement with ASL Energy Corp. (“ASL Energy”), which has a five year term, provides for ASL Energy to provide management and consulting services to the Company; provides for the right for ASL Energy and the Company to enter into Joint Venture Agreements regarding the purchase of oil and gas interests; provides for ASL Energy to be paid $8,000 per month during the term of the agreement and the right to receive the Series A Preferred stock issued to Mr. Smith.
•	An Asset Acquisition Agreement with ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, pursuant to which the Company agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock, which convert into shares of the Company having a total value of $5,910,000, based on the trading price of the company’s common stock on the date converted; votes one-for-one with the common shares; provides that no shares can be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; and provides for such converted shares to be subject to a lock-up agreements. The Company amended its operating lease for its administrative office in Dallas, Texas on May 10, 2011. The lease will expire on April 30, 2014. The following sets forth the future minimum lease payments by year:

Year	Amount
2012	$ 38,872
2013	39,904
2014	13,416
Total	$ 92,192

 Total rental expense was approximately $37,919 and $61,259 for years ended December 31, 2011 and 2010, respectively.

3. REVERSE MERGER TRANSACTION

On August 9, 2011, Petron Energy II, Inc. (“PEII”), a privately owned company, entered into a stock purchase agreement with three (3) shareholders of Restaurant Concepts of America, Inc. (“RCA”), a publicly traded company. The agreement called for PEII to purchase 10,000,000 shares of RCA’s common stock for $232,750 ($0.02375 per share) from the three shareholders. The shares purchased represented ninety-eight point nine percent (98.9%) of the total outstanding common shares of RCA at August 9, 2011. Immediately after the purchase, PEII cancelled nine million four hundred thousand (9,400,000) shares of RCA’s common stock resulting in the following stock ownership, which was subsequently effected by a one hundred to one forward stock split:

	Pre-Split	Post-Split
Petron Enery II, Inc.	600,000	60,000,000
Other Shareholders	110,003	11,000,300
Total RCA Common Shares Outstanding	710,003	71,000,300

Subsequent to the issuance of the 60,000,000 stock certificate to PEII, management determined that 78,511,478 shares of RCA’s common stock should have been issued based on an exchange rate of two shares of common stock for each share of PEII’s preferred stock outstanding and one share of common stock for each share of PEII’s common stock outstanding. The 60,000,000 share certificate was cancelled. The exchange of shares was effected as follows:

Type of Shares	Outstanding Shares PEII (Private Company)	RCA’s Shares Issued (Public Company)

Preferred Shares	13,629,261	27,258,522

Common Shares	51, 252,956	51,252,956

	64,882,217	78,511,478

Other Shareholders		11,000,300

Total Common Shares Outstanding After the Exchange		89,511,778

After PEII gained control of RCA, PEII’s name was changed to “Petron Energy Special Corporation” and RCA’s name was changed to “Petron Energy II, Inc.” The two entities will be statutorily merged, with the surviving entity assuming the name Petron Energy II, Inc., on January 3, 2012.

Subsequent to August 9, 2011, PEII sold 21,215,733 shares of common stock at $0.06 per share, resulting in a total of 110,727,511 outstanding common shares at December 31, 2011.

As of the date PEII gained control of RCA, RCA’s balance sheet was as follows (unaudited):

Restaurant Concepts of America, Inc.
Balance Sheet
(unaudited)
August 9, 2011

Assets	—
Current Liabilities
Accrued Liabilities	$79,399
Shareholders Payable	34,675
114,074
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 71,000,300 issued and outstanding	71,000
Paid-in Capital	(44,499)
Retained Deficit at August 31, 2010	(111,307)
Operating Loss from August 31, 2010 to merger date	(29,268)
Total Retained Deficit	(140,575)
Total Stockholders’ Deficit	(114,074)
Total Liabilities and Stockholders’ Deficit	$—

Included in the Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2011, is a reduction in paid-in capital related to the reverse merger as follows:

Description	Amount
Purchase of Common Stock	$(232,750)
Restaurant Concepts of America, Inc.
Accumulated Stockholders’ Deficit	(114,074)
Related Party Debt Forgiveness	164,413
$(182,411)

The following summarizes, on a pro forma basis, the effect on PEII’s common and preferred stock and additional paid-in capital as of December 31, 2009 giving effect to RCA’s outstanding shares and the conversion of preferred stock to common stock:

Petron Energy Special Corp.

Pro Forma Statement of Stockholders’ Equity (Deficit)

As of December 31, 2009

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balance as reported on December 31, 2009	10,137,737	$ 101,377	41,557,284	$ 415,573	$5,679,928	$ (6,824,378)	$ (627,500)

Conversion of Preferred Stock to Common	(10,137,737)	(101,377)	20,267,474	202,675	(101,298)	-

Restaurant Concepts of America, Inc. shares	-	-	11,000,300	11,000	(11,000)	-

Change in par value from $0.01 to $0.001	-	-	-	(556,423)	556,423	-

	(10,137,737)	(101,377)	31,267,774	(342,748)	444,125

Balance as restated on December 31, 2009	-	$ -	72,825,058	$ 72,825	$6,124,053	$ (6,824,378)	$(627,500)

The accumulated (deficit) reflected above and in the accompanying statement of stockholders’ equity (deficit) for the two year period ended December 31, 2011 represent the historical earnings and losses of Petron Energy Special Corp. from its inception in 2007 to December 31, 2011.

4. PRODUCING OIL AND GAS PROPERTIES

The following summarizes the investment in producing oil & gas properties as of December 31, 2011 and 2010:

	2011	2010

Leasehold Cost	$753,373	$699,273
Development Cost	442,792	270,072
Tangible Equipment	865,698	482,978
	2,061,863	1,452,323
Accumulated Depreciation	(628,795)	(591,695)
Net Investment	$1,433,068	$860,628

Depletion expense for the year ended December 31, 2011 and 2010 was $37,100 and $23,672, respectively.

5. PIPELINE AND OTHER DEPRECIABLE EQUIPMENT

	2011	2010

Pipeline	$988,000	$988,000
Accumulated Depreciation	(179,289)	(113,422)
Net Pipeline	808,711	874,578
Equipment and Other	211,603	67,832
Accumulated Depreciation	(31,339)	(17,618)
Net Equipment and Other	$180,264	$50,214

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

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010

Net Loss	$3,127,742	$1,529,459
Income Tax Rate	34%	34%
Income Tax Recovery	1,063,432	520,016
Permanent Difference	(365,319)	(280,683)
Valuation Allowance Change	(698,113)	(239,333)
Deferred Income Tax (Recovery)	$0	$0

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

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010

Net Operating Loss Carryforwards	$2,025,658	$1,317,971
Depletion and Depreciation	(209,432)	(199,858)
Net Deferred Tax Assets	1,816,226	1,118,113
Valuation Allowance	(1,816,226)	(1,118,113)
Deferred Tax Asset	$0	$0

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

Warrants

The following summarizes the stock purchase warrant transactions for the year ended December 31, 2011 and 2010.

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	1,032,496	$0.50
Warrants Issued	711,787	$0.50
Warrants Exercised	(551,000)	$0.50
Warrants Forfeited, Expired or Cancelled	(675,241)	$0.50
Outstanding, December 31, 2010	518,042	$0.50
Warrants Issued	0
Warrants Exercised	0
Warrants Forfeited, Expired or Cancelled	(518,042)	$0.50
Outstanding, December 31, 2011	0

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair values of the common stock options and preferred stock issuance at December 31, 2011 were as follows:

	Markets for Indentical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Stock Options	$—	$377,456	$—	$377,456
Preferred Stock	$—	$4,791	$—	$4,791

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through April 16, 2012, the date the consolidated financial statements were issued. In the opinion of the Company’s management, there have been no significant subsequent events since December 31, 2011.

12. SUPPLEMENTAL INFORMATION ON OIL & GAS (Unaudited)

	2011	2010
Capitalized Costs Relating to Oil and Gas Producing Activities at December 31, 2011 and 2010

Unproved Oil and Gas Properties	$ 202,886	$ -
Proved Oil and Gas Properties	1,858,977	1,452,323
	2,061,863	1,452,323
Less Accumulated Depletion	(628,795)	(591,695)

Net Capitalized Costs Relating to Oil and Gas Producing Activities	$ 1,433,068	$ 860,628

Costs incurred in Oil and Gas Producing Activities for the year ended December 31, 2011 and 2010

Property acquisition cost:
Proved	$ -	$ -
Unproved	54,100	-
Exploration and development costs	555,440	87,028

Depletion rate per equivalent barrel of production	$ 23.26	$ 11.38

Results for Operations for Oil and Gas Producing Activities for the year ended December 31, 2011

Oil and Gas Sales	$ 192,839	$ 203,904
Less: Production Costs	271,873	266,599
Depletion, Depreciation and Amortization	37,100	23,672
	(116,134)	(86,367)
Income Tax Benefit	-	-

Results of Operations for Oil and Gas Producing Activities (excluding corporate overhead and financing costs)	$ (116,134)	$ (86,367)

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
  expands the type of technologies available to establish reserve estimates and categories;
  modifies certain definitions used in estimating proved reserves;
  permits disclosure of probable and possible reserves;
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

The following table sets forth estimated proved oil and gas reserves together with the changes therein for the years ended December 31, 2011 and 2010:

	2011		2010
	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)

Proved Developed and undeveloped reserves:
Beginning of the year	94,566	148,000	74,409	341,000
Revisions of previous estimate	(33,780)	(148,000)	22, 237	(193,000)
Production	(1,595)	0	(2,080)	0
End of the year	59,191	0	94,566	148,000

Proved developed reserves:
Beginning of year	36,456	148,000	19,002	0
End of year	36,557	0	36,456	0

Standardized measure of Discounted Future Net Cash Flows at December 31
Future cash inflows		$5,364,574		$ 8,046,536
Future production costs		(1,913,921)		(2,218,257)
Future development costs		(175,000)		(500,000)
		3,275,653		5,328,279
Future net cash flows 10% annual discount for estimated timing of cash flows		(1,525,034)		(2,399,085)

Standardized measure of Discounted Future Net Cash Flows relating to Proved Oil and Gas Reserves		$ 1,750,619		$ 2,929,194

The following reconciles the change in the standardized measure of discounted future net cash flow during the year

Beginning of the year		$ 2,929,194		$ 3,251,241
Sales of oil and gas produced, net of production costs		80,510		79,034
Net changes in prices and production costs		1,486,207		2,068,185
Development costs incurred during the year which were previously estimated		603,999		87,028
Net change in estimated future development costs		(278,999)		(212,028)
Revisions of previous quantity estimates		(3,944,343)		(424,659)
Change in discount		874,051		(1,919,607)
End of year		$1,750,619		$ 2,929,194

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

 Floyd L. Smith

Mr. Smith has served as the President of Petron Energy, Inc. and its successor, Petron Special Energy Corp., an oil and gas exploration company since October 1998. Since May 2004, Mr. Smith has served as President of Petron Properties, LLP, a real estate company. From January 2004 to August 2008, Mr. Smith served as the President and owner of Murray Mortgage. From July 1992 to April 1998, Mr. Smith served as a broker at Grand Energy, Inc., working in sales. From August 1984 to July 1992, Mr. Smith served as the Manager of a Wal-Mart in Garland, Texas. Mr. Smith obtained his Bachelor’s Degree from Harding University, in Searcy, Arkansas in Business Administration in 1984.

Qualifications:

Mr. Smith has deep knowledge of the Company’s history, strategies, technologies and culture. Having led Petron Special as Chief Executive Officer and as a Director since 2007, Mr. Smith has been the driving force behind the strategies and operations of Petron Special. His leadership of diverse business units and functions before becoming Chief Executive Officer gives Mr. Smith profound insight into the product development, marketing, finance, and operations aspects of the Company.

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

(6) Includes Stock Options to purchase 12,000,000 shares of common stock at an exercise price of $0.0039 per share.  Includes 63,000,000 shares of common stock held by Petron Special which shares Mr. Smith is deemed to beneficially own.

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

On August 9, 2011, we; David Cho, the Company’s then Chief Executive Officer and Director and then 54.4% owner of the Company’s common stock (550,000,000 shares or 5,500,000 pre-forward split shares); Pete Wainscott, the Company’s then Director and then 34.6% owner of the Company’s common stock (350,000,000 shares or 3,500,000 pre-forward split shares); and David M. Loev the then 9.9% owner of the Company’s common stock (100,000,000 shares, or 1,000,000 pre-forward split shares)(collectively the “ Selling Shareholders ”) entered into a Stock Purchase Agreement with Petron Special, which is controlled by Floyd L. Smith. Pursuant to the Stock Purchase Agreement, the Selling Shareholders sold an aggregate of 1,000,000,000 shares (10,000,000 pre-forward split) shares of the Company’s restricted common stock to Petron Special in consideration for $232,750 (the “ Purchase Price ”); provided that a required term and condition of the closing of the Stock Purchase Agreement was that the Company had no liabilities at closing, and as such, a portion of the Purchase Price was used to satisfy the Company’s outstanding liabilities, including the notes described above which were either repaid or forgiven in connection with such transaction. As a result of the Stock Purchase Agreement, which closed on August 10, 2011, Petron Special, and as a result of his control of Petron Special, Mr. Smith became the owner of 98.9% of the Company’s outstanding shares.

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

On August 12, 2011, the Company entered into the Petron Asset Purchase Agreement with Petron Special, which is controlled by Floyd L. Smith, who indirectly became the majority shareholder of and President and sole Director of the Company on August 10, 2011, as described below. Pursuant to the Petron Asset Purchase Agreement, we agreed to purchase substantially all of Petron Special’s assets (which consist of various oil and gas interests, leases and working interests collectively, the “ Assets ”) and none of the liabilities of Petron Special in consideration for 17,000,000 shares (170,000 pre-forward split shares) of the Company’s restricted common stock (the “ Petron Shares ”). All of Petron Special’s Assets, as defined in the Petron Asset Purchase Agreement and accompanying amendments, was purchased by the Company in consideration for 3,000,000 restricted shares (30,000 pre-forward split shares) of common stock on August 31, 2011.

As a result of the Stock Purchase Agreement described above, Petron Special, and as a result of his control of Petron Special, Floyd L. Smith (who became our sole officer and Director on August 10, 2011, as described below) became the largest shareholder of the Company and obtained majority voting control (98.9% of the Company’s outstanding shares) over the Company. Furthermore, in connection with the Company’s entry into an Executive Employment Agreement with Mr. Smith (described above), Mr. Smith obtained rights to shares of Preferred Stock, which allow him to vote 51% of our outstanding common stock on any and all shareholder matters (including the appointment of Directors), thereby providing him continuing voting control over the Company, pursuant only to the terms and conditions of the Preferred Stock. Additionally, as discussed above, the Petron Asset Purchase Agreement contemplates the cancellation of 9,400,000 of the restricted shares of common stock purchased by Petron Special, as described above pursuant to the Stock Purchase Agreement which cancellation has occurred.

 In August 2011, the Company received advances of $131,912 from Petron Special. The advances are unsecured and due upon demand and do not bear interest.

Page - 54

In August 2011, the Company advanced $156,900 to Petron Well Services, Inc., an entity majority owned by Petron Special and to Petron Special (which funds advanced to Petron Special were subsequently paid to ONE Energy in connection with the One Energy Asset Acquisition Agreement).The advances are unsecured and due upon demand and do not bear interest.

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

Page - 55

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(2)	Certificate of Amendment to Articles of Incorporation (100:1 Forward Split)

Exhibit 3.3(2)	Series A Preferred Stock Designation

Exhibit 3.4(1)	Bylaws

Exhibit 10.1(1)	Promissory Note with David Cho ($10,150 - October 7, 2008)

Exhibit 10.3(3)	Amendment to Promissory Note with David Cho

Exhibit 10.4(4)	Promissory Note with David Cho ($5,000 - December 31, 2009)

Exhibit 10.5(5)	Promissory Note with David Cho ($3,000 – March 17, 2010)

Exhibit 10.6(5)	Promissory Note with David Cho ($1,200 – March 31, 2010)

Exhibit 10.7(6)	Amended and Restated Promissory Note with David Cho ($10,050)

Exhibit 10.8(6)	Promissory Note with David Cho ($1,200 - April 5, 2010)

Exhibit 10.9(7)	Promissory Note with David Cho ($500 – July 19, 2010)

Exhibit 10.10(7)	Amended and Restated Promissory Note with David Cho ($5,000)

Exhibit 10.12(7)	Promissory Note with Pete Wainscott ($10,000 – November 30, 2010)

Exhibit 10.13(8)	Promissory Note with David Cho ($1,700 – April 12, 2011)

Exhibit 10.14(9)	Stock Purchase Agreement

Exhibit 10.15(9)	Asset Purchase Agreement (Petron Special and the Company)

Exhibit 10.16(9)	First Amendment to Asset Purchase Agreement (Petron Special and the Company)

Exhibit 10.17(2)	Second Amendment to Asset Purchase Agreement (Petron Special and the Company)

Exhibit 10.18(2)	Executive Employment Agreement with Floyd L. Smith

Exhibit 10.19(2)	Common Stock Purchase Option

Exhibit 10.20(2)	Management Services Agreement (Petron Special and ASL, assumed by the Company)

Exhibit 10.21(2)	Asset Acquisition Agreement (Petron Special and ASL, assumed by the Company)

Exhibit 10.22(2)	Oil and Gas Lease – Wagoner, Oklahoma

Exhibit 10.23(2)	Oil and Gas Lease – Wagoner, Oklahoma

Exhibit 10.24(2)	Independent Petroleum Engineer Report

Exhibit 31.1*	Certificate of the Chief Executive Officer and the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer and the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

PETRON ENERGY II, INC.

DATED: January 7, 2013	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director

Page - 57

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director
January 7, 2013
/s/ David Knepper David Knepper Director January 7, 2013

Page - 58