Form 10-Q/A
period 2012-03-31
Petron Energy II, Inc.
filed 2013-01-07
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

AMENDMENT NO. 3

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☑ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 ☑ Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

As of March 31, 2012, there were 112,787,511 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Explanatory Note

This Amendment No. 3 on Form 10-Q/A (this “Third Amendment”) amends Petron Energy II, Inc.’s Quarterly Report on Form 10-Q (the “Original Filing”) originally filed on May 21, 2012 with the Securities and Exchange Commission (the “Commission”), Amendment No. 1 on Form 10-Q/A (the “First Amendment”) originally filed with the Commission on June 5, 2012, and Amendment No. 2 on Form 10-Q/A (the “Second Amendment”) originally filed with the Commission on August 24, 2012. We are filing this Third Amendment for the purpose of responding to certain comments received from the Staff of the Securities and Exchange Commission.  For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of May 21, 2012, the filing date of the Original Filing. Except as stated herein, this Amended Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "PEII" refer to Petron Energy II, Inc.

Page - 2

 PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PETRON ENERGY II, INC.

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets

Cash	$61,227	$106,850
Accounts Receivable--Oil & gas sales	40,280	53,466
Total Current Assets	101,507	160,316

Pipeline, net of accumulated depreciation of $195,755
and $179,289, respectively	792,245	808,711
Producing Oil & Gas Properties, net of accumulated depletion
of $663,295 and $628,795, respectively	1,429,266	1,433,068
Other Depreciable Equipment, net of accumulated
depreciation of $38,597 and $31,339, respectively	175,306	180,264
Other Assets	31,575	31,575

TOTAL ASSETS	$2,529,899	$2,613,934

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities

Accounts Payable--Trade	$704,275	$443,114
Accounts Payable--Related Party	71,221	50,617
Accrued Liabilities	110,793	72,158
Total Current Liabilities	886,289	565,889

Asset Retirement Obligation	25,540	25,540
Common Stock Issuance Liability	5,904,090
TOTAL LIABILITIES	6,815,919	591,429

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized, 5,911,000 designated as follows:
Convertible Preferred Stock Series B, $0.001 par value
5,910,000 issued and outstanding	5,910	-
Preferred Stock Series A, $0.001 par value
issued and outstanding	1	1
Common Stock, $0.001 par value, 1,000,000,000 shares authorized,
112,787,511 and 110,727,511 issued and outstanding, respectively	112,788	110,727
Additional Paid-In Capital	13,642,878	13,406,937
Accumulated Deficit	(18,047,597)	(11,495,160)
Total Stockholders' Equity (Deficit)	(4,286,020)	2,022,505

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,529,899	$2,613,934

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

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2012	2011

OPERATING ACTIVITIES
Net Loss	$(6,552,438)	$(479,671)
Adjustments to reconcile net loss to
cash used by operating activitites:
Depletion and depreciation	58,224	27,967
Stock issued for services	-	271,276
Impairment	5,903,000	-
Change in other asset and liabilities:
Decrease in oil & gas receivables	13,187	840
(Decrease) Increase in accounts payable	281,767	(9,556)
Increase in accrued liabilities	38,635	75
Cash used in operating activities	(257,625)	(189,069)

INVESTING ACTIVITIES
Investment in oil & gas properties	(23,698)	(90,332)
Purchase of other equipment	(2,300)	-
Cash used in investing activities	(25,998)	(90,332)

FINANCING ACTIVITIES
Proceeds from sales of stock	238,000	257,500
Stock dividend	-	(875)
Cash from financing activities	238,000	256,625
Decrease in cash	(45,623)	(22,776)
Cash at beginning of quarter	106,850	88,742

Cash at end of quarter	$61,227	$65,966

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing and Financing Activities:
Oil & gas properties	$5,910,000	$-
Preferred Stock	(5,910)	-
Common Stock Issuance Liabilities	(5,904,090)	-

	$-	$-

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

 1. INCORPORATION AND NATURE OF OPERATIONS

Petron Energy II, Inc. (“Petron Energy” or the “Company”) was formerly known as Restaurant Concepts of America, Inc. and was incorporated in June 2007 under the laws of the State of Texas; and on April 2011, was reincorporated in the State of Nevada.

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

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2012 and 2011.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

3. ASSET PURCHASE AND IMPAIRMENT

On August 8, 2011, the Company entered into an “Asset Purchase Agreement” with ONE Energy Capital Corp. (“ONE Energy”). The Company purchased producing oil and gas wells owned by ONE Energy by issuing 5,910,000 shares of the Company’s Series B Preferred Stock. ONE Energy has the right to convert such Series B Preferred Shares into the number of common shares having a total value of $5,910,000 based on the trading price of the Company’s common stock on the date of such conversion. The purchase transaction was completed and the convertible preferred shares issued on February 9, 2012. Upon completion of the purchase the Company recorded the $5,910 par value of the preferred shares and a common stock issuance liability of $5,904,090 which will be recognize as additional paid-in capital at the time the preferred shares are converted to common stock.

The Company’s investment in the ONE Energy properties was as follows:

Cash payment to ONE Energy	$106,000
Other cost associated with purchase	119,000
Preferred stock conversion value	5,910,000
Total investment	$6,135,000

This investment was reviewed by management to determine if there was impairment. The facts considered by management in the impairment review included among other items the following:

•	During the three year period ended December 31, 2011 the operating expenses of the purchased wells exceeded revenues by approximately $500,000.

•	ONE Energy’s reserve report related to the well sold estimated the discounted cash inflows of $132,000.

•	The Company had a reserve report for these wells prepared as of March 31, 2012 reported discounted cash inflows of $232,000.

Management concluded that an impairment had occurred and that the investment in the purchased wells should be reduced to $232,000 at March 31, 2012, resulting in an impairment charge of $5,903,000.

During the three month period ended March 31, 2012 the Company sold 2,060,000 shares of common stock at an average price of $0.11, therefore if the Series B Preferred Stock had been converted on that date the Company would have been required to issue 53,727,272 shares of common stock.

Page - 9

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

Liquidity and Capital Resources

As of March 31, 2012, the current liabilities were $886,289 and the Company’s assets were $2,529,899. Cash for the period ended March 31, 2012 decreased by $45,623. The Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements.

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

 ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.                       MINE SAFETY DISCLOSURES

NONE.

ITEM 5.                      OTHER INFORMATION

Quarterly Events

As reported with the Securities and Exchange Commission on January 6, 2012, the Company reported that on January 3, 2012, Petron Energy II, Inc. (the “Company”) entered into a Plan of Merger with its parent company, Petron Energy Special Corporation, (“Petron Special”). Effective January 3, 2012, the Petron Special, pursuant to Nevada Revised Statutes 92A.180, merged into Company in consideration for 78,654,541 restricted shares of common stock pursuant to and in connection with the Plan of Merger. Additionally, in connection with the Plan of Merger (defined above), Petron Special cancelled 60,000,000 shares of common stock of Petron Energy II, Inc., of which it held. Under the terms of the Plan of Merger, Petron Special merged into the Company and ceased to exist.

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

Dated: January 4, 2013

/s/ Floyd L. Smith

By: Floyd L. Smith

Its: CEO and CFO, President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: January 4, 2013

By: /s/ Floyd L. Smith

Floyd L. Smith

Chief Executive Officer

Principal Accounting Officer and

Chief Financial Officer,

President, Treasurer and Director

Dated: January 4, 2013

/s/ David Knepper

David Knepper

Director

Page - 15