Form 10-Q/A
period 2012-06-30
Petron Energy II, Inc.
filed 2013-01-07
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

As of June 30, 2012, there were 114,997,438 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this “Second Amendment”) amends Petron Energy II, Inc.’s Quarterly Report on Form 10-Q (the “Original Filing”) originally filed on August 14, 2012 with the Securities and Exchange Commission (the “Commission”) and Amendment No. 1 on Form 10-Q/A (the “First Amendment”) originally filed with the Commission on August 15, 2012. We are filing this Amendment for the purpose of responding to certain comments received from the Staff of the Securities and Exchange Commission.  For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this Second Amendment is as of August 14, 2012, the filing date of the Original Filing. Except as stated herein, this Second Amendment does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

PETRON ENERGY II, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Petron Energy II, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "PEII” refer to Petron Energy II, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

F – 1

PETRON ENERGY II, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets

Cash	$ 8,458	$ 106,850
Accounts Receivable--Oil & gas sales	31,853	53,466
Total Current Assets	40,311	160,316

Pipeline, net of accumulated depreciation of $212,222
and $179,289 respectively	775,778	808,711
Producing Oil & Gas Properties, net of accumulated depletion
of $673,795 and $628,795, respectively	1,543,171	1,433,068
Other Depreciable Equipment, net of accumulated
depreciation of $45,855 and $31,339, respectively	171,248	180,264
Other Assets	31,575	31,575

TOTAL ASSETS	$ 2,562,083	$ 2,613,934

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities

Accounts Payable--Trade	$ 615,963	$ 443,114
Accounts Payable--Related Party	20,061	50,617
Accrued Liabilities	275,676	72,158
Total Current Liabilities	911,700	565,889

Asset Retirement Obligation	25,540	25,540
Common Stock Issuance Liability	5,904,090
TOTAL LIABILITIES	6,841,330	591,429

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized, 5,911,000 designated as follows:
Preferred Stock Series B, $0.001 par value,
5,910,000 issued and outstanding	5,910	-
Preferred Stock Series A, $0.001 par value, 1,000
issued and outstanding	1	1
Common Stock, $0.001 par value, 1,000,000,000 shares authorized,
115,381,149 and 110,727,511 issued and outstanding, respectively	115,381	110,727
Additional Paid-In Capital	14,119,766	13,406,937
Accumulated Deficit	(18,520,305)	(11,495,160)
Total Stockholders' Equity (Deficit)	(4,279,247)	2,022,505

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,562,083	$ 2,613,934

The accompanying notes are an integral part of these financial statements.

F – 2

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues

Oil & Gas Sales	$ 96,294	$ 46,300	$ 178,025	$ 88,245
Pipeline Revenue	8,648	2,314	17,551	3,378
Total Revenue	104,942	48,614	195,576	91,623

Costs and Expenses:

Cost of Revenue	62,493	85,878	146,979	145,236
Depletion, Depreciation and Amortization	34,225	28,522	92,449	56,489
Impairment	-	-	5,903,000	-
General and Administrative	480,931	479,760	1,078,293	915,115
Total Expenses	577,649	594,160	7,220,721	1,116,840

Loss from Operations Before Income Taxes	(472,707)	(545,546)	(7,025,145)	(1,025,217)

Income Tax Benefit	-	-	-	-

Net Loss	(472,707)	(545,546)	(7,025,145)	(1,025,217)

Preferred Stock Dividends	-	(875)	-	(875)

Net Loss Available to Common Stockholders	$ (472,707)	$ (546,421)	$ (7,025,145)	$ 1,026,092)

Loss per share--basic and diluted	($0.004)	($0.006)	($0.062)	($0.012)

Weighted average number of shares--basic and diluted	114,415,921	85,455,367	113,356,602	84,671,474

The accompanying notes are an integral part of these financial statements.

F – 3

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011

OPERATING ACTIVITIES
Net Loss	($7,025,145)	($1,025,217)
Adjustments to reconcile net loss to
cash used by operating activities:
Depletion and depreciation	92,449	56,489
Impairment	5,903,000	-
Common stock issued for services	149,483	449,709
Change in other asset and liabilities:
Decrease in oil & gas receivables	21,613	3,419
Increase in accounts payable	172,849	21,251
Increase in accrued liabilities	172,962	2,748
Cash used in operating activities	(512,789)	(491,601)

INVESTING ACTIVITIES
Investment in oil & gas properties	(148,103)	(119,471)
Purchase of other equipment	(5,500)	(1,921)
Cash used in investing activities	(153,603)	(121,392)

FINANCING ACTIVITIES
Proceeds from sales of common stock	568,000	740,000
Cash dividend	-	(875)
Cash from financing activities	568,000	739,125

(Decrease)/Increase in cash	(98,392)	126,132
Cash at beginning of the period	106,850	88,742

Cash at end of the period	$ 8,458	$ 214,874

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing and Financing Activities:
Oil & gas properties	$ 5,910,000	$ -
Preferred Stock	(5,910)	-
Additional Paid-in Capital	(5,904,090)	-

	$ -	$ -

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

Liquidity and Capital Resources

As of June 30, 2012, the total liabilities were $937,240, excluding the common stock issuance liability, compared to $591,429 for the period ended December 31, 2011 and the Company’s assets were $2,562,083 compared to $2,613,934 for the period ended December 31, 2011.

Cash Requirements

Our cash on hand as of June 30, 2012 was $8,458 compared to $106,850 for the period ended December 31, 2011. Company has incurred a net loss of $7,025,145 for the period ended June 30, 2012 compared to a net loss of $1,025,217 for the period ended June 30, 2011 and at June 30, 2012 had an accumulated deficit of $18,520,305 as compared to $11,495,160 in 2011. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

For the Six Month Period Ended June 30, 2012 versus June 30, 2011

Revenue for the period ended June 30, 2012 was $195,576 compared to $91,623 for the period ended June 30, 2011. This was increase of $103,953.

Net loss for the period ended June 30, 2012 was $7,025,145 compared to $1,025,217 net loss for the period ended June 30, 2011.

General and Administrative costs for the period ended June 30, 2012 were $1,078,293 compared to $915,115 for the period ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, the total liabilities were $911,700 compared to $565,889 for the period ended December 31, 2011 and the Company’s assets were $2,562,083 compared to $2,613,934 for the period ended December 31, 2011. The Company does not have any current commitments for capital expenditures or any other commitments that would result in a change of cash flow or cash requirements.

Cash Requirements

Our cash on hand as of June 30, 2012 was $8,458 compared to $214,874 for the period ended June 30, 2011. The Company has incurred a net loss of $7,025,145 for the period ended June 30, 2012 compared to a net loss of $1,025,217 for the period ended June 30, 2011 and at June 30, 2012 had an accumulated deficit of $18,520,305 as compared to $11,495,160 in 2011. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

By: David Knepper

Director