Form 10-Q/A
period 2012-09-30
Petron Energy II, Inc.
filed 2013-01-07
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “First Amendment”) amends Petron Energy II, Inc.’s Quarterly Report on Form 10-Q (the “Original Filing”) originally filed on November 13, 2012 with the Securities and Exchange Commission (the “Commission”). We are filing this First Amendment for the purpose of responding to certain comments received from the Staff of the Securities and Exchange Commission.  For convenience and ease of reference, the Company is filing First Amendment in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of November 13, 2012, the filing date of the Original Filing. Except as stated herein, this First Amendment does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "PEII" refers to Petron Energy II, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX	F-1
Consolidated Balance Sheet as of September 30, 2012, unaudited and Audited Consolidated Balance Sheet as of December 31, 2011.	F-2
Unaudited Consolidated Statement of Operations for the Three Months and Nine Months Ended September 30, 2012, and 2011.	F-3
Unaudited Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2012, and 2011.	F-4
Unaudited Notes to Condensed Consolidated Financial Statements.	F-5

F – 1

PETRON ENERGY II, INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets

Cash	$ 23,421	$ 106,850
Accounts Receivable--Oil & gas sales	23,762	53,466
Total Current Assets	47,183	160,316

Pipeline, net of accumulated depreciation of $228,689
and $179,289 respectively	759,311	808,711
Producing Oil & Gas Properties, net of accumulated depletion
of $700,795 and $628,795, respectively	1,583,992	1,433,068
Other Depreciable Equipment, net of accumulated
depreciation of $53,112 and $31,339, respectively	166,301	180,264
Other Assets	31,575	31,575

TOTAL ASSETS	$ 2,588,362	$ 2,613,934

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities

Cash Overdraft	$ 66,433	$ -
Accounts Payable--Trade	727,262	443,114
Accounts Payable--Related Party	342	50,617
Accrued Liabilities	166,164	72,158
Notes Payable--current	63,000	-
Total Current Liabilities	1,023,201	565,889

Asset Retirement Obligation	25,540	25,540
Common Stock Issuance Liability	5,904,090	-

TOTAL LIABILITIES	6,952,831	591,429

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized, 5,911,000 designated as follows:
Preferred Stock Series B, $0.001 par value,
5,910,000 issued and outstanding	5,910	-
Preferred Stock Series A, $0.001 par value, 1,000
issued and outstanding	1	1
Common Stock, $0.001 par value, 1,000,000,000 shares authorized,
117,869,899 and 110,727,511 issued and outstanding, respectively	117,869	110,727
Additional Paid-In Capital	14,362,279	13,406,937
Accumulated Deficit	(18,850,528)	(11,495,160)
Total Stockholders' Equity (Deficit)	(4,364,469)	2,022,505

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,588,362	$ 2,613,934

The accompanying notes are an integral part of these financial statements.

F – 2

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,		Period of Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues

Oil & Gas Sales	$ 72,690	$ 43,917	$ 250,715	$ 85,862
Pipeline Revenue	6,118	2,577	23,669	3,641
Total Revenue	78,808	46,494	274,384	89,503

Costs and Expenses

Cost of Revenue	42,287	144,032	189,266	203,390
Depletion, Depreciation and Amortization	50,725	42,633	143,174	70,600
Impairment	-	-	5,903,000	-
General and Administrative	310,221	1,031,245	1,388,514	1,466,600
Total Expenses	403,233	1,217,910	7,623,954	1,740,590

Loss from Operations Before Income Taxes	(324,425)	(1,171,416)	(7,349,570)	(1,651,087)

Interest	5,798	-	5,798	-
Income Taxes	-	-	-	-

Net Loss	$ (330,223)	$ (1,171,416)	$ (7,355,368)	$ (1,651,087)

Loss per share--basic and diluted	($0.003)	($0.013)	($0.064)	($0.019)
Weighted average number of shares--basic and diluted	116,339,587	92,976,752	114,347,341	87,757,049

The accompanying notes are an integral part of these financial statements.

F – 3

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Period of Nine Months Ended September 30,
	2012	2011

OPERATING ACTIVITIES
Net Loss	($7,355,368)	($1,651,962)
Adjustments to reconcile net loss to
cash used by operating activities:
Depletion and depreciation	143,174	70,600
Impairment	5,903,000	-
Common stock issued for services	149,483	-
Change in other asset and liabilities:
Decrease in oil & gas receivables	29,704	144
Increase in accounts payable	284,267	198,235
Increase in accrued liabilities	43,612	14,046
Cash used in operating activities	(802,128)	(1,368,937)

INVESTING ACTIVITIES
Investment in oil & gas properties	(215,923)	(258,820)
Pipeline investment	0	0
Purchase of other equipment	(7,810)	(4,021)
Cash used in investing activities	(223,733)	(262,841)

FINANCING ACTIVITIES
Cash overdraft	66,433	-
Proceeds from sales of common stock	813,000	1,440,892
Proceeds from note payable	63,000	-
Capitalized costs from reverse merger	-	281,333
Cash from financing activities	942,433	1,722,225

Increase in cash	(83,429)	90,446
Cash at beginning of the period	106,850	88,742

Cash at end of the period	$ 23,421	$ 179,188

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing and Financing Activities:
Oil & gas properties	$ 5,910,000	$ -
Preferred Stock	(5,910)	-
Additional Paid-in Capital	(5,904,090)	-

	$ -	$ -

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

The interim consolidated financial statements as of September 30, 2012, and 2011, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

Note 4 - CONVERTIBLE DEBT

On July 26, 2012, the Company borrowed $63,000 pursuant to a convertible debt agreement. The maturity date of the note is April 30, 2013, and it bears interest at 8% per year. After 180 days from the date of the note, at the option of the holder, the debt can be converted to the Company’s common stock at an exercise price that is 58% of the market price of the common stock at the date of conversion.

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

Net loss for the period ended September 30, 2012, was $330,223 compared to $1,171,416 net loss for the period ended September 30, 2011.

General and Administrative costs for the period ended September 30, 2012, were $310,221 compared to $1,031,245 for the period ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, the total liabilities were $1,048,741, excluding the common stock issuance liability, compared to $591,429 for the period ended December 31, 2011, and the Company’s assets were $2,588,362 compared to $2,613,934 for the period ended December 31, 2011.

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

Net loss for the period ended September 30, 2012, was $7,355,368 compared to $1,651,087 net loss for the period ended September 30, 2011.

General and Administrative costs for the period ended September 30, 2012, were $1,388,514 compared to $1,466,600 for the period ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, the total liabilities were $1,048,741, excluding gthe common stock issuance liability, compared to $591,429 for the period ended December 31, 2011, and the Company’s assets were $2,588,362 compared to $2,613,934 for the period ended December 31, 2011.

Cash Requirements

Our cash on hand as of September 30, 2012, was $23,421 compared to $106,850 for the period ended December 31, 2011. The Company has incurred a net loss of $7,355,368 for the period ended September 30, 2012, compared to a net loss of $1,651,087 for the period ended September 30, 2011, and at September 30, 2012, had an accumulated deficit of $18,850,528 as compared to $11,495,160 in 2011. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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