Form 10-K
period 2012-12-31
Petron Energy II, Inc.
filed 2013-05-16
CIK 1467434

!

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 333-160517

PETRON ENERGY II, INC.

(Name of registrant in its charter)

Nevada	1311	26- 3121630
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

17950 Preston Road, Suite 960

Dallas, Texas 75252

(Address of principal executive offices)

(972) 272-8190

(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF

THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF

THE EXCHANGE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☑.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes☐ No☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑.

The aggregate market value of the Issuer's voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2012, computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of June 30, 2012, the end of the Registrant’s most recently completed second fiscal quarter was $2,223,196.44.

At May 13, 2013, there were 39,959,244 shares of the registrant's $0.001 par value common stock issued and outstanding.

PETRON ENERGY II, INC.

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

PART I

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

Our mailing address is 17950 Preston Road, Suite 960, Dallas, Texas 75252, and our telephone number is (972) 272-8190.

Acquisition of Company by Petron Energy Special Corp.

On August 9, 2011, David Cho, the Company’s then Chief Executive Officer and Director and then 54.4% owner of the Company’s common stock (550,000,000 shares or 5,500,000 pre-forward split shares); Pete Wainscott, the Company’s then Director and then 34.6% owner of the Company’s common stock (350,000,000 shares or 3,500,000 pre-forward split shares); and David M. Loev the then 9.9% owner of the Company’s common stock (100,000,000 shares, or 1,000,000 pre-forward split shares) (collectively the “Selling Shareholders”) entered into a Stock Purchase Agreement with Petron Special. Pursuant to the Stock Purchase Agreement, the Selling Shareholders sold an aggregate of 1,000,000,000 shares (10,000,000 pre-forward split) shares of the Company’s restricted common stock to Petron Special in consideration for $232,750 (the “Purchase Price”); provided that a required term and condition of the closing of the Stock Purchase Agreement was that the Company had no liabilities at closing. As such, a portion of the Purchase Price was used to satisfy the Company’s outstanding liabilities. As a result of the Stock Purchase Agreement, Petron Special, and Mr. Floyd Smith (“Mr. Smith”) through his control of Petron Special, became the owner of 98.9% of the Company’s outstanding shares.

Further, on August 12, 2011, the Company entered into an Asset Purchase Agreement with Petron Special (“Petron Asset Purchase Agreement”). Under the Petron Asset Purchase Agreement, the Company agreed to purchase substantially all of Petron Special’s assets (which consist of various oil and gas interests, leases and working interests and equipment, collectively, the “Assets”) and in consideration for 60,000,000 shares of the Company’s restricted common stock (the “Company Shares”). The 60,000,000 common shares were later adjusted to 78,511,478. The 78,511,478 shares were exchanged for all the preferred and common shares outstanding of Petron Special. The Petron Asset Purchase Agreement also required Petron Special to indemnify the Company from any liability associated with the Assets for actions which took place prior to the closing and for the Company to indemnify Petron Special against any liability associated with the Assets due to actions which may take place after the closing. The Petron Asset Purchase Agreement also includes a “non-compete provision,” which prohibits Petron Special and Floyd L. Smith from competing against the Company for a period of twelve (12) months from the closing of the Petron Asset Purchase Agreement. Additionally, the Petron Asset Purchase Agreement required that the Company agree to commit a minimum of $5,000 and 2,000,000 shares (20,000 pre-forward split shares) of common stock per month to investor relations services following the closing; and allowed the Company to enter into employment agreements with certain employees of Petron Special (provided that no such employment agreements, other than the Executive Employment Agreement with Mr. Smith have been entered into or agreed to, to date).

Assumption of Petron Special’s Agreement with ONE Energy Corp.

On August 8, 2011, Petron Special entered into an Asset Acquisition Agreement with ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties (the “One Energy Asset Acquisition Agreement”). Pursuant to the One Energy Asset Acquisition Agreement, Petron Special agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties in aggregate consideration for shares of convertible preferred stock, contingent upon the mutual agreement of final closing agreements. The final closing agreements were consummated on February 9, 2012, as elaborated in greater detail below. Pursuant to the terms of the acquisition of the Company by Petron Special, the Company assumed Petron Special’s rights and obligations under the One Energy Asset Acquisition Agreement.

Plan of Reorganization and Asset Purchase Agreement with ONE Energy Corp. and Acquisition of Knox County Leases

On February 9, 2012, the Company entered into the “Plan of Reorganization and Asset Purchase Agreement” with ONE Energy International Corp, (“OEI”) a Nevada Corporation, and its Affiliate Companies, which was intended to represent the final closing definitive agreement contemplated by the One Energy Asset Acquisition Agreement described above.  Under the terms of the Plan of Reorganization and Asset Purchase Agreement, the Company acquired all of the owned by assets of OEI and its affiliates in exchange for 5,910,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The Series B Preferred Stock were scheduled to convert into common stock shares of the Company having a total value of $5,910,000, based on the average trading price of the Company’s common stock on the five trading days prior to the Conversion Date, which was on January 7, 2013. The Series B Preferred Stock vote one-for-one with the common stock shares of the Company and cannot be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s issued and outstanding common stock. It is also anticipated that the shareholders receiving the Series B Preferred Stock described also received warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock with an exercise price of $0.08 per share.

Pursuant to the Plan of Reorganization and Asset Purchase Agreement, the Company received interests in the Knox County Leases in the State of Texas, which are described in greater detail below.

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

Change in Control

As a result of the Stock Purchase Agreement described above, Petron Special, and as a result of his control of Petron Special, Floyd L. Smith, obtained majority voting control over the Company.  Furthermore, in connection with the Company’s entry into the Executive Employment Agreement with Mr. Smith, Mr. Smith obtained rights to shares of the Company’s Series A Preferred Stock, which allows him to vote 51% of our outstanding common stock on any and all shareholder matters (including the appointment of Directors), thereby providing him continuing voting control over the Company, pursuant only to the terms and conditions of the Certificate of Designation of the Company’s Series A Preferred Stock.

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

On August 15, 2011, Floyd L. Smith, our then sole Director, appointed David Knepper and Kenny Fox as Directors of the Company. Kenny Fox resigned as a member of the Board of Directors on December 5, 2011. To date, our Board of Directors is currently composed of Floyd L. Smith and David Knepper as its sole members.

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

Reverse Split

On December 27, 2012, Petron Energy II, Inc., a Nevada corporation (the “Company”) effectuated a reverse split (the “Reverse Split”) of its issued common shares whereby every ten (10) pre-split shares of common stock were exchanged for one (1) post-split share of the Company's common stock.  As a result, the total issued shares of common stock of the Company decreased from One Hundred Twenty Million Two Hundred Thirty Thousand Six Hundred and Eighty Eight (120,230,688) shares prior to the Reverse Split to Twelve Million Twenty Three Thousand and Sixty Nine (12,023,069) shares following the Reverse Split.  FINRA confirmed approval of the Reverse Split on December 20, 2012 and the Reverse Split became effective on December 27, 2012.

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

During the year ended December 31, 2012, the Company sold an aggregate of 717,175 (post-split) shares of the Company’s restricted common stock to 43 “accredited investors” in private transactions for aggregate consideration of $838,326.

 Business Operations

The Company is engaged primarily in the acquisition, development, production, exploration for and the sale of oil, gas and gas liquids in the United States. As of December 31, 2012, the Company is operating in the states of Texas and Oklahoma. In addition, the Company operates two gas gathering systems located in the Tulsa, Wagoner, Rogers and Mayes counties of Oklahoma. The pipeline consists of approximately 132 miles of steel and poly pipe, a gas processing plant and other ancillary equipment. The Company sells its oil and gas products primarily to a domestic pipeline and to other oil companies.

As a result of the closing of the Petron Asset Purchase Agreement, the assumption of the One Energy Asset Acquisition Agreement, the consummation of the Plan of Reorganization and Asset Purchase Agreement, and our acquisition of the Henderson and Knox County TX, Tulsa and Wagoner County Leases, our business goal has changed to the creation of an asset base consisting of oil and gas and natural gas properties which have a proven history of production. We have already made progress in connection with this goal by our acquisition of the Henderson and Knox County TX, Tulsa and Wagoner County Leases and our acquisition of the Assets of Petron Special pursuant to the Petron Asset Purchase Agreement described above.

We hope to increase the value of the assets we acquire in the future through further acquisitions, drilling operations and the re-working of wells. We plan to concentrate our development efforts in Texas and Oklahoma. The Petron Asset Purchase Agreement relates to our acquisition from Petron Special of approximately one thousand five hundred leased acres, which include 59 existing wells which will need to be reworked in an effort to attempt to re-establish commercial production (collectively the “Leases”). We estimate the costs of reworking these wells at $35,000--$45,000 per well and estimate that it will take approximately two weeks to rework each well, funding permitting. The producing properties acquired in connection with the Petron Asset Purchase Agreement currently produce approximately three (3) barrels of oil per day (BOPD”). We also assumed the One Energy Asset Acquisition Agreement, described above, pursuant to which we plan to acquire certain additional oil and gas producing properties located in Texas, including an additional two thousand eight hundred leased acres which include 34 existing wells.

Our operations are focused in the United States (Texas and Oklahoma) because we believe focusing our operations in the United States offers us the following advantages:

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

Subsequent to the closing of the One Energy Asset Acquisition Agreement, we acquired additional interests which have a long-term history of successful production and display characteristics of being an under developed asset. By applying new technologies, we hope to exploit and produce more natural gas and oil from these assets. Additionally, the Company plans to engage primarily in the exploration and development of oil and gas leases in Oklahoma, East and North Texas and Western Louisiana over the next two years through one or more of the following activities: (i) acquisition of oil and gas leases (similar to the Wagoner County Leases); (ii) contract drilling on leases owned by the Company through investment partnerships and banking relationships sponsored by the Company; (iii) acquisition or oil and gas producing properties; and (iv) acquisition of oil and gas companies having properties (producing and non-producing). Wells to be drilled by the Company will include both exploratory and development wells. We estimate that newly drilled wells will have a total cost range including completion of approximately $125,000 - $150,000 and reworked wells will have a total cost range of approximately $35,000 - $45,000.

We also plan to operate the natural gas pipeline which we acquired as part of the Petron Asset Purchase Agreement and undertake exploration and workover activities on oil and natural gas wells acquired in the acquisition.

Our currently planned workover activities include “fracking,” as elaborated below, non-producing oil and natural gas wells in an effort to increase and/or restart production from such wells.

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

The technical objective of horizontal drilling is to expose significantly more reservoir rock to the well bore surface than can be achieved via drilling of a conventional vertical well. The two primary benefits of horizontal drilling success are: 1) increased productivity of the reservoir; and 2) prolongation of the reservoir’s commercial life.

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

 Tulsa Leases

The Company’s interest in the Tulsa project is 280 Acres over three leaseholds. The Company has a 75% working interest and a 60.9% net revenue interest.  The well’s average EUR (Estimated Ultimate Recovery) is 27,500 BOE, which consists of 55% oil. There are 2 producing wells and 6 identified drilling locations.

 Wagoner County Leases

The Wagoner Leases consist of 820 Acres with 8 producing wells. The Company has a 75% working interest in the leases and a 60.9% net revenue interest. There are also 10 identified drilling locations. The well’s average EUR is 27,500 BOE, which consists of 55% oil. This Lease has recompletion opportunities in water and natural gas injection, with 58 recompletion targets.

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

Market information

Of the natural gas consumed in the United States in 2011, about 95% was produced domestically; thus, the supply of natural gas is not as dependent on foreign producers as is the supply of crude oil, and the delivery system is less subject to interruption. The availability of large quantities of shale gas should enable the United States to consume a predominantly domestic supply of gas for many years and produce more natural gas than it consumes.

The U.S. Energy Information Administration's Annual Energy Outlook 2013 Early Release projects U.S. natural gas production to increase from 23.0 trillion cubic feet in 2011 to 33.1 trillion cubic feet in 2040, a 44% increase. Almost all of this increase in domestic natural gas production is due to projected growth in shale gas production, which grows from 7.8 trillion cubic feet in 2011 to 16.7 trillion cubic feet in 2040.

An analysis in the Annual Energy Outlook 2012 indicates that the uncertainty in the size and economics of the domestic shale gas resources could have a considerable impact on future domestic natural gas production and that 2035 shale gas production could be between 9.7 trillion cubic feet and 20.5 trillion cubic feet. U.S. total natural gas production is projected to range between 26.1 trillion cubic feet and 34.1 trillion cubic feet.

Dependence on one or a few major customers

The nature of the oil and natural gas industry is not based on individual customers. Crude oil and natural gas products are sold to local and international brokers as well as to refineries.

Competition

The oil and gas industry is intensely competitive. This is particularly true in the competition for acquisitions of prospective oil and natural gas properties and oil and gas reserves. We believe that the combination of: (i) the location of the leasehold acreage in our Tulsa and Wagoner County Oklahoma Leases and in Knox County Texas Leases; (ii) our exploration, drilling, and production expertise; and (iii) the experience and knowledge of our management and industry partners will enable us to compete effectively in the oil and gas industry. Notwithstanding the above, we will still face stiff competition from a substantial number of major and independent oil and gas companies that have larger technical staffs and greater financial and operational resources than we do. Many of these companies not only engage in the acquisition, exploration, development, and production of oil and natural gas reserves, but also have refining operations, market refined products, and own drilling rigs. We will also compete with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for the drilling and completion of wells.

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

Employees

The Company currently has three (3) employees, including Floyd L. Smith, its Chief Executive Officer, President and Director.

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

General Risks Related To The Company

We May Not Be Able To Continue Our Business Plan Without Additional Financing.

We will need to raise significant funding in the future, including approximately $2.5 million to continue our operations for the next 12 months and approximately $10 million in additional funding to expand our operations and acquire additional properties as described above under “Plan of Operations.” In August 2011, the Company sold an aggregate of 6,462,900 shares of the Company’s restricted common stock to twelve “accredited investors” in private transactions for aggregate consideration of $387,774 or $0.06 per share in a private placement. In September and October 2011, the Company sold an aggregate of 4,333,300 shares of the Company’s restricted common stock to nine “accredited investors” in private transactions for aggregate consideration of $259,998 or $0.06 per share.  During the year ended December 31, 2012, the Company sold an aggregate of 717,175 (post-split) shares of the Company’s restricted common stock to 43 “accredited investors” in private transactions for aggregate consideration of $838,326. In April of 2013 the Company secured a $5 million revolving line of credit.

Moving forward we plan to rely on financing and additional funds from current investors of the Company and third party investors in order to support our operations and pay our expenses. Additional funding will likely come from debt and/or equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our business operations. If we are unable to raise the funds we require, your investment could become worthless.

Shareholders May Be Diluted Significantly Through Our Efforts To Obtain Financing, Satisfy Obligations And/or Complete Acquisitions Through The Issuance Of Additional Shares Of Our Common Stock Or Other Securities.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy the Company’s obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or other securities (including the shares of convertible preferred stock that we have agreed to issue to shareholders of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties in connection with the Asset Acquisition Agreement described above). Additionally, moving forward, we may attempt to conduct acquisitions and/or mergers of other entities or assets using our common stock or other securities as payment for such transactions. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock and preferred stock with various preferences and other rights. If such transactions occur, this may result in substantial dilution of the ownership interests of existing shareholders, and dilute the book value of the Company’s common stock.

We Are Party to a Plan of Reorganization and Asset Purchase Agreement Pursuant to Which We Paid Significant Consideration For The Acquisition Of Certain Oil And Gas Assets, Which Consideration Caused Substantial Dilution To Our Existing Shareholders and May Cause Dilution in the Future.

Pursuant to the Plan of Reorganization and Asset Purchase Agreement, the Company agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties in aggregate consideration for 5,910,00 shares of the Company’s Series B Convertible Preferred stock. Under the Plan of Reorganization and Asset Purchase Agreement, these shares of Series B Convertible preferred stock convert into common shares of the Company having a total value of $5,910,000, based on the average trading price of the Company’s common stock on the five days prior to the date of conversion; vote one-for-one with the common shares; cannot be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock (the “Ownership Limitation”). 4,189,542 shares of the Series B Convertible stock have been converted into an aggregate of 19,255,145 shares of the common stock of the Company. At May 13, 2013, we had 1,720,458 shares of Series B Convertible Preferred Stock issued and outstanding which had not converted because of the Ownership Limitation. The shareholders receiving the convertible preferred stock described above also received warrants to purchase an aggregate of 1,000,000 (post-split) shares of the Company’s common stock with an exercise price of $0.08 per share.

Our Chief Executive Officer, Floyd L. Smith, Holds Series A Preferred Stock Which Will Provide Him Continuing Voting Control Over the Company, And As A Result, He Will Exercise Significant Control Over Corporate Decisions.

Floyd L. Smith, our President and Director, has beneficial ownership of the entire class of the Company’s Series A Preferred Stock, which voting together as a class, have the right to vote 51% of the Company’s voting shares on any and all shareholder matters. Additionally, the Company shall not adopt any amendments to the Company's Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“ Rule 144 ”), a “ shell company ” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, prior to the completion of the Asset Purchase Agreement and our related Form 8-K filing, we had been considered a “ shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 were not able to be made until: 1) we had ceased to be a “ shell company,” which occurred after the closing the Asset Purchase Agreement); 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from that date. “Form 10 information” has been filed with the Commission reflecting the Company’s status as a “non-shell company,” incorporated by reference as filed with the Commission on Form 8-K on January 6, 2012.

Pursuant to Rule 144, a one year waiting period from the time of filing was required to “cure” the Company’s previous “shell” status. Our “shell” status was thus cured on January 6, 2013 and shareholders of the Company who hold and purchase in the future any restricted securities of the Company will have Rule 144 available if all other requirements of the rule are met.

We Rely Upon Key Personnel And If They Leave Us, Our Business Plan And Results Of Operations Could Be Adversely Affected.

We rely heavily on our Chief Executive Officer and Director, Floyd L. Smith (“Mr. Smith”). His experience and input creates the foundation for our business and he is responsible for the directorship and control over our operations. We do currently have an employment agreement with Mr. Smith (as described above), and we put into place a "key man" insurance policy on Mr. Smith in the amount of $3,000,000. Moving forward, should we lose the services of Mr. Smith, for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace Mr. Smith with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan. As a result of this, your investment in us could become devalued or worthless and we may be forced to abandon or change our business plan.

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

Our Insurance Coverage May Be Inadequate To Insure Against All Material Risks.

Moving forward, we plan to acquire insurance against some, but not all of the potential risks and losses our operations are subject to. There can be no assurance that insurance obtained by us will be adequate to and/or in sufficient amounts necessary to cover all losses or liabilities. The occurrence of a significant event, not fully insured or indemnified against, could have materially adverse effects on our financial condition and operations, which could lead to any investment in the Company becoming worthless.

We May Not Be Able To Successfully Manage Our Growth, Which Could Lead To Our Inability To Implement Our Business Plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have two Directors and one executive officer. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

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

Risks Relating To The Oil And Gas Operations Of The Company

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

Specifically, as an owner or lessee and operator of crude oil and natural gas properties, we are subject to various federal, state, and local regulations relating to the discharge of materials into, and the protection of, the environment. These regulations may, among other things, impose liability on us for the cost of pollution cleanup resulting from operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas. Moreover, we are subject to the United States (U.S.) Environmental Protection Agency's (U.S. EPA) rule requiring annual reporting of greenhouse gas (GHG) emissions. Changes in, or additions to, these regulations could lead to increased operating and compliance costs and, in turn, materially and adversely affect our business, results of operations and financial condition.

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

The Market For Our Common Stock Will Be Subject To Fluctuations.

Our common stock is quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “PEII”. We anticipate the market for our common stock on the OTCBB to be subject to fluctuations in response to several factors, including, but not limited to:

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

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB. If we are late in our filings three times in any 24 month period and are de-listed from the OTCBB or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

We have authorized capital stock consisting of 1,000,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2012, we had 11,976,942 shares of common stock outstanding, 1,000 shares of Series A Preferred Stock issued and outstanding, and 5,910,000 shares of Series B Convertible Preferred stock issued and outstanding (at March 31, 2013, we had 1,787,012 shares of Series B Convertible Preferred Stock issued and outstanding). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares (similar to the Shares A Preferred Stock previously issued by the Board of Directors), provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights (similar to the Series A Preferred Stock already issued and outstanding) and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this filing and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information called for by this Item.

ITEM 2. PROPERTIES

We currently lease office space under a five (5) year lease encompassing approximate 3000 feet of space. Our offices are at 17950 Preston Road, Suite 960, Dallas, Texas 75252.

In September 2011, we obtained rights to the Wagoner County Leases, encompassing a total of 360 acres, as described above, and in February 2012, we obtained rights to the Knox County Leases, as described above

In addition the Company obtained rights to a 75% equity stake in a 132 mile natural gas pipeline in connection with the closing of various agreements as described herein.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

On November 21, 2012, ASL Energy Corp. (“ASL Energy”) filed a Complaint against the Company and Floyd Smith, our Chief Executive Officer, in the District Court of Dallas County, Texas to enforce certain terms of the Management Service Agreement (the “MSA”) entered into by and between ASL Energy, LLC and Petron Energy Special Corp. dated August 8, 2011. ASL Energy alleges that the Company owes ASL Energy a total of $28,697. Although the parties are currently engaged in settlement negotiations regarding this matter, the Company plans to aggressively defend against any claims made by ASL Energy against the Company and will not fail to assert the Company’s legal and equitable rights in any court of law. A judgment has yet to be entered on the matter.

On November 27, 2012, ASL Energy Corp. (“ASL Energy”) filed a Complaint against the Company in the District Court of Dallas County, Texas to enforce certain terms of the Convertible Note Issuance Agreement (the “Note”) entered into by and between ASL Energy and the Company dated August 9, 2012. ASL Energy alleges that the Company owes ASL Energy a total of $65,000. Although the parties are currently engaged in settlement negotiations regarding this matter, the Company plans to aggressively defend against any claims made by ASL Energy against the Company and will not fail to assert the Company’s legal and equitable rights in any court of law. A judgment has yet to be entered on the matter.

Other than the foregoing, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

On December 27, 2012, the Company effectuated a reverse split (the “Reverse Split”) of its issued common shares whereby every ten (10) pre-split shares of common stock were exchanged for one (1) post-split share of the Company's common stock.  As a result, the total issued shares of common stock of the Company decreased from One Hundred Twenty Million Two Hundred Thirty Thousand Six Hundred and Eighty Eight (120,230,688) shares prior to the Reverse Split to Twelve Million Twenty Three Thousand and Sixty Nine (12,023,069) shares following the Reverse Split.  FINRA confirmed approval of the Reverse Split on December 20, 2012 and the Reverse Split became effective on December 27, 2012.

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

Preferred Stock

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors (“Board of Directors ”) prior to the issuance of any shares thereof. Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

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

Series “B” Preferred Stock

The Certificate of Designations designating 6,000,000 shares of the Company’s Series B Preferred Stock was filed with the Secretary of State of Nevada on February 17, 2012. 5,910,000 shares of the Company’s Series B Preferred Stock were issued pursuant to the Plan of Reorganization and Asset Purchase Agreement, described above. In 2013, 4,189,542 shares of the Series B Convertible stock converted into an aggregate of 19,255,145 shares of the common stock of the Company. At May 14, 2013, we had 1,720,458 shares of Series B Convertible Preferred Stock issued and outstanding which had not converted because of the 9.99% ownership limitation set forth in the Certificate of Designation (the “Ownership Limitation”). The Series B Preferred Stock votes one-for-one with the common stock shares of the Company.

Equity Compensation Plans

The Company does not have any equity compensation plans in place, whether approved by the shareholders or not.

Warrants, Options and Convertible Securities

Floyd L. Smith, the Company’s Chief Executive Officer, President and Director, owns Stock Options to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.0039 per share, which have a term of five years, expiring on August 31, 2016, which were issued to in connection with his entry into an Executive Employment Agreement with the Company (described above).

The shareholders receiving the Series B Preferred Stock pursuant to the Plan of Reorganization and Asset Purchase Agreement received warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock with an exercise price of $0.08 per share.

Under the terms of a convertible note, an investor has the option, at any time before the note is paid, to convert the unpaid principal and accrued interest to common stock of the Company at a conversion price of $0.14 per share. This investor was also granted a common stock warrant at the time the note was issued for 100,000 (post-split) shares. The exercise price is $0.14 per share and the warrant expires on August 9, 2015.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future. We intend to devote any earnings to fund the operations and the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2012, the Company sold an aggregate of 717,175 (post-split) shares of the Company’s restricted common stock to 43 “accredited investors” in private transactions for aggregate consideration of $838,326.

Effective February 09, 2012, the Company, pursuant to Section 368(a)(1)(c) of the United States Internal Revenue Code, adopted a plan of reorganization whereby they would be transferred all of the assets of OEI and its Affiliate Companies, as described in the agreement, to the Company in exchange for 5,910,000 shares of the Company’s Series B Convertible Preferred stock. We claimed an exemption from registration afforded by Section 4(2) and Rule 506 of the Securities Act of 1933, as amended since the foregoing issuances and grant did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances or grant and we paid no underwriting discounts or commissions.

ITEM 6. SELECTED FINANCIAL DATA

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following summarizes the factors affecting the operating results and financial condition of Petron Energy II, Inc. This discussion should be read together with the financial statements of Petron Energy II, Inc. and the notes to financial statements included elsewhere in this annual report. In addition to historical financial information, the following discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this report. We encourage you to review our “Cautionary Note Regarding Forward-Looking Statements and Industry Data” at the front of this current report, and our “Risk Factors” set forth above.

Plan of Operations:

As described above in connection with the closing of the Petron Asset Purchase Agreement and the acquisition of the Assets, the Company changed its business focus to oil and gas exploration and production and related operations and ceased undertaking any restaurant related operations as were contemplated by its previous business plan.

The Company acquired certain oil and gas properties owned by ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, pursuant to the One Energy Asset Acquisition Agreement and the Plan of Reorganization and Asset Purchase Agreement. We have also previously acquired rights to the Wagoner County Leases.

We anticipate that our operations will be supported by funds raised through the sale of debt or equity in the Company in private placement offerings through revenues generated from our oil and gas operations. We plan to raise approximately $10 million in private placements over the next twelve months; provided that we have not entered into any agreements regarding such funding (other than as described above in connection with the prior private placements) and such funding may not be available on favorable terms, if at all. We anticipate the need for a minimum of $2.5 million in additional funding to continue our operations for the next twelve months. Assuming we are successful in raising a minimum of $10 million subsequent to the date of this filing through the sale of debt or equity securities through private placements, we will use the proceeds to settle the Company’s amounts payable and to finalize the reworking of approximately 75-90 wells we acquired through the Asset Purchase Agreement, drill approximately 5–10 new wells in Oklahoma and acquire additional acreage. In the event that we are unsuccessful raising additional funds subsequent to the date hereof, we will move forward with our business plan and plan of operations in a scaled down form until such time that we can raise additional funds.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012

Revenues

Revenue for the year ended December 31, 2012 was $326,343 compared to $199,387 for the year ended December 31, 2011. This was an increase of $126,956.

Net loss for the year ended December 31, 2012 was $8,326,063 compared to $3,127,742 for the year ended December 31, 2011.  This is an increase of $5,198,321 of net loss from the year prior.

General and Administrative costs for the year ended December 31, 2012 were $1,736,427 compared to $2,938,568 for the year ended December 31, 2011.

Expenses

During the year ended December 31, 2012, total expenses were $8,652,406which included cost of revenue of $538,616, depletion, depreciation and amortization expense of $186,014, impairment charge of $6,046,000, general and administrative expenses of $1,736,427 and interest expense of $145,349.

 LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, the current liabilities were $1,280,006 and the Company’s current assets were $35,421. Cash for the period ended December 31, 2012 was $17,089, compared to $106,850 on December 31, 2011, which represents a decrease of $89,761.  Effective April 16, 2013, we entered into a Credit Agreement with TCA Global Master Fund, LP (“TCA”). Under the terms of a credit agreement the Company has pledged all of its oil and gas assets as collateral. The Company makes requests for drawdowns periodically and the lender, in its sole discretion, will approve the requests. The funds are to be used for enhancing the oil and gas producing assets of the Company. The first draw, under terms of an 11% note payable due October 17, 2013 was received April 17, 2013 for $450,000. Other than stated herein, the Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements for the next twelve months.

We anticipate that our operations will be supported by funds raised through the private placement offering described herein, through the sale of debt or equity in the Company in private placement offerings, and through the credit facility agreement with TCA. We hope to raise approximately $10 million in private placements over the next twelve months; provided that we have not entered into any agreements regarding such funding (other than as described above in connection with the prior private placements) and such funding may not be available on favorable terms, if at all. We anticipate the need for a minimum of $2.5 million in additional funding to continue our operations for the next twelve months. Assuming we are successful in raising a minimum of $10 million subsequent to the date of this filing through the sale of debt or equity securities through private placements, we will use the proceeds to finalize the reworking of approximately 75-90 wells we acquired through the Asset Purchase Agreement, drill approximately 5–10 new wells in Oklahoma and acquire additional acreage. In the event that we are unsuccessful raising additional funds subsequent to the date hereof, we will move forward with our business plan and plan of operations in a scaled down form until such time that we can raise additional funds.

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

As stated above, effective April 16, 2013, we entered into a Credit Agreement with TCA Global Master Fund, LP (“TCA”). Under the terms of a credit agreement the Company has pledged all of its oil and gas assets as collateral. The Company makes requests for drawdowns periodically and the lender, in its sole discretion, will approve the requests. The funds are to be used for enhancing the oil and gas producing assets of the Company. The first draw, under terms of an 11% note payable due October 17, 2013 was received April 17, 2013 for $450,000. Other than stated herein, the Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements for the next twelve months.

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

Stock-based compensation

The Company accounts for stock options in accordance with FASB ASC 505, “Equity,” and FASB ASC 718, “Compensation—stock Compensation. “Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the year ended December 31, 2012.

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

Earnings (loss) per share

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. The treasury stock method is used to determine the diluted effect of stock options and warrants. Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2012 and 2011 because common stock equivalents consisting of stock purchase warrants of 12,000,000 outstanding at December 31, 2011 and stock options outstanding at December 31, 2012, were anti-dilutive.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 (ASC 410) “Accounting for Asset Retirement Obligations”. SFAS 143 (ASC 410) requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Asset Retirement Obligation as of December 31, 2012 is $40,278, which is the most current asset retirement available at the time of this Annual Report on Form 10-K.

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

Additional disclosure concerning subpart 1200 of Regulation S-K can be found in the Company’s financial statements and notes thereto are hereby incorporated by this reference to the Company’s most recent Quarterly Report for the period ended September 30, 2012, as filed on Form 10-Q with the SEC on January 7, 2013, and in this Annual Report for the year ended December 31, 2012.

ITEM 7A.	QUANTITIATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PETRON ENERGY II, INC.

Financial Statements

For the Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Petron Energy II, Inc.

Dallas, TX 75252

We have audited the accompanying consolidated balance sheets of Petron Energy II, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petron Energy II, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/KWCO, PC

KWCO, PC

Odessa, TX 79762

May 16, 2013

PETRON ENERGY II, INC.
(Formerly Petron Energy Special Corp.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$17,089	$106,850
Accounts Receivable--Oil & gas sales	18,332	53,466
Total Current Assets	35,421	160,316
Pipeline, net of accumulated depreciation of $245,156 and $179,289, respectively	742,844	808,711
Producing Oil & Gas Properties, net of accumulated depletion of $731,795 and $628,795, respectively	1,424,729	1,433,068
Other Depreciable Equipment, net of accumulated depreciation of $45,361 and $31,339, respectively	71,915	180,264
Other Assets	34,790	31,575
TOTAL ASSETS	$2,309,699	$2,613,935
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable--Trade	$716,140	$443,114
Accounts Payable--Related Party	18,082	50,617
Accrued Liabilities	375,284	72,158
Notes Payable--short-term	170,500	—
Total Current Liabilities	1,280,006	565,889
Notes Payable--long-term	250,000	—
Asset Retirement Obligation	40,278	25,540
Common Stock Issuance Liability	5,904,090	—
TOTAL LIABILITIES	7,474,374	591,429
STOCKHOLDERS' EQUITY
Preferred Stock, 10,000,000 shares authorized, 5,911,000 designated as follows:
Preferred Stock Series B, $0.001 par value, 5,910,000 issued and outstanding	5,910	—
Preferred Stock Series A, $0.001 par value, 1,000 issued and outstanding	1	1
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 11,845,740 and 11,072,751 issued and outstanding, respectively	11,977	11,073
Additional Paid-In Capital	14,638,660	13,506,591
Accumulated Deficit	(19,821,223)	(11,495,160)
Total Stockholders' Equity	(5,164,675)	2,022,506
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,309,699	$2,613,935

The accompanying notes are an integral part to these consolidated financial statements.

F-3

PETRON ENERGY II, INC.
(Formerly Petron Energy Special Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2011	2010
Revenues
Oil & Gas Sales	$293,798	$192,839
Pipeline Revenue	32,545	6,548
Total Revenue	326,343	199,387
Costs and Expenses
Cost of Revenue	538,616	271,873
Depletion, Depreciation and Amortization	186,014	116,688
Impairment Charge	6,046,000	-
General and Administrative	1,736,427	2,938,568
Interest Expense	145,349	-
Total Expenses	8,652,406	3,327,129
Loss from Operations Before Income Taxes	(8,326,063)	(3,127,742)
Income Taxes	-	-
Net Loss	(8,326,063)	(3,127,742)
Preferred Stock Dividends	-	(875)
Net Loss Available to Common Stockholders	$(8,326,063)	$(3,128,617)
Loss per share--basic and diluted	$(0.72)	$(0.34)
Weighted average number of shares--basic and diluted	11,517,282	9,243,271

The accompanying notes are an integral part to these consolidated financial statements.

F-4

PETRON ENERGY II, INC.
(Formerly Petron Energy Special Corp.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2011 and 2010

	Preferred Stock		Common Stock		Additional
	Number		Number		Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total
Balance December 31, 2010	-	-	8,308,207	8,308	10,189,349	(8,366,543)	1,831,114
Preferred Stock Issued for Services	1,000	1			4,790		4,791
Common Stock Sales			2,517,361	2,518	2,405,977		2,408,495
Common Stock Issued for Services			247,183	247	711,430		711,677
Issuance of Common Stock Option for Services					377,456		377,456
Costs of Reverse Merger					(182,411)		(182,411)
Net Loss						(3,127,742)	(3,127,742)
Dividends						(875)	(875)
Balance December 31, 2011	1,000	$ 1	11,072,751	$ 11,073	$ 13,506,591	($11,495,160)	$ 2,022,505
Preferred Stock Issued for Acquisition	5,910,000	5,910					5,910
Common Stock Issued for Services			147,016	147	158,500		158,647
Common Stock Sales			717,175	717	837,609		838,326
Common Stock Issued for Converttible Note Penalty Interest			40,000	40	135,960		136,000
Net Loss						(8,326,063)	(8,326,063)
Balance December 31, 2012	5,911,000	$ 5,911	11,845,740	$ 11,846	$ 14,493,302	$ (19,821,223)	$ (5,164,675)

The accompanying notes are an integral part to these consolidated financial statements.

F-5

MEDISWIPE, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
OPERATING ACTIVITIES
Net loss	$(8,326,063)	$(3,127,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	186,014	116,688
Impairment charge	6,046,000	-
Issuance of stock options for services	-	377,456
Common stock and warrants issued for penalty	-	-
Interest related to convertible debt	136,000	-
Preferred stock issued for services	-	4,791
Common stock issued for services	158,647	711,677
Change in other asset and liabilities:
Decrease (Increase) in oil & gas receivables	35,134	(38,802)
(Increase) in other assets	(3,215)	(26,575)
(Decrease) Increase in accounts payable	273,026	520,178
Increase (Decrease) in accrued liabilities	303,127	33,336
Increase (Decrease) in related party payable	(32,535)	-
Cash used in operating activities	(1,223,865)	(1,428,993)
INVESTING ACTIVITIES
Investment in oil & gas properties	(94,049)	(584,000)
Purchase of other equipment	(30,673)	(143,771)
Cash used in investing activities	(124,722)	(727,771)
FINANCING ACTIVITIES
Purchase/Retirement of Common Stock, reverse merger	-	(232,750)
Proceeds from sales of common stock	838,326	2,408,497
Proceeds from notes payable	420,500	-
Dividends paid	-	(875)
Cash from financing activities	1,258,826	2,174,872

Increase in cash	(89,761)	18,108
Cash at beginning of year	106,850	88,742
Cash at end of year	$17,089	$106,850
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,849	$-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing activities:
Oil & gas properties	$(5,924,738)	$(25,540)
Other depreciable equipment	100,000	-
Accrued Liabilities	14,738	75,878
Additional Paid-in Capital	-	(50,338)
Stock Issuance Liability	5,904,090	-
Preferred Stock	5,910	-
Accounts Payable	(100,000)	-
	$-	$-

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.

(Formerly Petron Energy Special Corp)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

1. INCORPORATION AND NATURE OF OPERATIONS

Petron Energy II, Inc. (“Petron Energy” or the “Company”) is engaged primarily in the acquisition, development, production, exploration for and the sale of oil, gas and gas liquids in the United States. The Company was incorporated in August 2008 under the laws of the State of Nevada. As of December 31, 2012 the Company is operating in the states of Texas and Oklahoma. In addition, the Company operates two gas gathering systems located in Tulsa, Wagoner, Rogers and Mayes counties of Oklahoma. The pipeline consists of approximately 132 miles of steel and poly pipe, a gas processing plant and other ancillary equipment. The Company sells its oil and gas products primarily to a domestic pipeline and to another oil company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Subsidiary Name Organization
Petron Energy Special Corp.
Petron Energy II Pipeline, Inc,
Petron Energy II Well Service, Inc

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States. All intercompany transactions and account balances have been eliminated in consolidation.

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $8,326,063 for the year ended December 31, 2012 (2011 - $3,127,742) and at December 31, 2012 had an accumulated deficit of $19,821,223 (2011 - $11,495,160). While the Company has recognized significant revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2012 there were no cash equivalents.

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

Pursuant to full cost accounting rules, the Company must perform a ceiling test periodically on its proved oil and gas assets. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs. In 2012 the Company recognized an impairment charge of $5,910,000 in accordance with the ceiling test.

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

Stock-based compensation

The Company accounts for stock options in accordance with FASB ASC 505, “Equity,” and FASB ASC 718, “Compensation—Stock Compensation.” Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the year ended December 31, 2012.

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

Advertising costs

The Company expenses advertising costs as these are incurred. Marketing expenses totaled $0 and $46,320 in 2012 and 2011, respectively.

Revenue recognition

Oil and gas revenues are recognized when oil and gas is produced and sold.

Earnings (loss) per share

Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The treasury stock method is used to determine the diluted effect of stock options and warrants. Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2012 and 2011 because common stock equivalents would have been anti-dilutive.

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

Asset retirement obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 (ASC 410) “Accounting for Asset Retirement Obligations”. SFAS 143 (ASC 410) requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Asset Retirement Obligation as of December 31, 2012 is $40,278 which includes an increase of $14,788 for the year ended December 31, 2012.

Concentration of credit risk

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Management believes that these financial institutions are of high quality and the risk of loss is minimal. At December 31, 2012 the Company had no cash balances in excess of FDIC limits.

Financial instruments

The carrying amount of financial instruments including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value, unless otherwise stated as of December 31, 2012 and 2011.

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

Commitments

During the year ended December 31, 2011, the Company entered into the following agreements:

  A Management Services Agreement with ASL Energy Corp. (“ASL Energy”), which has a five year term, provides for ASL Energy to provide management and consulting services to the Company; provides for the right for ASL Energy and the Company to enter into Joint Venture Agreements regarding the purchase of oil and gas interests having a total value of $5,910,000; provides for ASL Energy to be paid $8,000 per month during the term of the agreement and the right to receive the Series A Preferred stock issued to Mr. Smith,
  An Asset Acquisition Agreement with ONE Energy Capital Corp., ONV Energy International Corp. and their affiliated parties, pursuant to which the Company agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, upon the mutual agreement of final closing agreements, in aggregate consideration for shares of convertible preferred stock, which convert into shares of the Company having a total value of $5,910,000, based on the trading price of the Company’s common stock on the date converted; votes one-for-one with the common shares; provides that no shares can be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock; and provides for such converted shares to be subject to a lock-up agreement.

Management fee expense was $56,973 for the year ended December 31, 2012.

The Company amended its operating lease for its administrative office in Dallas, Texas on May 10, 2011. The lease will expire on April 30, 2014. The following sets forth the future minimum lease payments by year:

Year	Amount
2013	$ 39,904
2014	13,416
Total	$ 53,320

Total rental expense was approximately $40,012 and $37,919 for years ended December 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

	Pre-Split	Post-Split
Petron Energy II, Inc.	600,000	60,000,000
Other Shareholders	110,003	11,000,300
Total RCA Common Shares Outstanding	710,003	71,000,300

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

4. PRODUCING OIL AND GAS PROPERTIES

The following summarizes the investment in producing oil & gas properties as of December 31, 2012 and 2011:

	2012	2011
Leasehold Cost	$753,373	$753,373
Development Cost	537,453	442,792
Tangible Equipment	865,698	865,698
	2,156,524	2,061,863
Accumulated Depreciation	(731,795)	(628,795)
Net Investment	$1,424,729	$1,443,068

Depletion expense for the year ended December 31, 2012 and 2011 was $103,000 and $37,100, respectively.

5. PIPELINE AND OTHER DEPRECIABLE EQUIPMENT

The following summarizes the investment in pipeline and other depreciable equipment as of December 31, 2012 and 2011:

	2012	2011
Pipeline	$988,000	$988,000
Accumulated Depreciation	(245,156)	(179,289)
Net Pipeline	$742,844	$808,711
Equipment and Other	117,276	211,603
Accumulated Depreciation	(45,361)	(31,339)
Net Equipment and Other	$71,915	$180,264

Depreciation expenses for the years ended December 31, 2012 and 2011 was $83,014 and $79,588, respectively.

6. RELATED PARTY TRANSACTIONS

Petron Energy, Inc. is a company controlled by the Company’s majority shareholder. In 2012 and 2011, the Company paid Petron Energy, Inc. $61,163 and $312,510, respectively. These amounts have been reflected in the accompanying consolidated financial statement as charges from a related party and are included in general and administrative expenses for the respective years.

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

7. NOTES PAYABLE

The Company did not have any outstanding notes payable as of December 31, 2011. The following summarizes the outstanding notes payable as of December 31, 2012:

Convertible unsecured note from a financial institution, interest at 5%, matures April 30, 2013. First date of conversion eligibility is January 22, 2013 with an applicable discount rate of 42% from the average trading price for the lowest three trading prices for the common stock during the ten trading days previous to the conversion date.	$63,000
Convertible unsecured note from a financial institution, interest at 5%, matures April 9, 2013. First date of conversion eligibility is March 13, 2013 with an applicable discount rate of 42% from the average trading price for the lowest three trading prices for the common stock during the ten trading days previous to the conversion date.	42,500
Unsecured notes from various investors,non - interest bearing, maturing from October to November 2014, issued for a 2% overriding interest.	250,000
Unsecured convertible note from an investor, interest at 10% maturing February 9, 2013. Penalty interest on amounts unpaid as of the maturity date is 15%	65,000
420,500
Short-term portion	(170,500)
Long-term notes payable	$250,000

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

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Net Loss	$8,326,063	$3,127,742
Income Tax Rate	34%	34%
Income Tax Recovery	2,830,861	1,063,432
Permanent Difference	(103,664)	(365,319)
Valuation Allowance Change	(2,727,197)	(698,113)
Deferred Income Tax (Recovery)	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Net Operating Loss Carryforwards	$2,711,283	$2,025,658
Impairments	2,055,640	—
Depletion and Depreciation	(223,500)	(209,432)
Net Deferred Tax Assets	4,543,423	1,816,226
Valuation Allowance	(4,543,423)	(1,816,226)
Deferred Tax Asset	$—	$—

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

The net operating loss carryforwards for income tax purposes are approximately $8,100,000 and will begin to expire in 2025. Neither the Company nor any of its subsidiaries have ever been the subject of an examination by the Internal Revenue Service.

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

On February 17, 2012, the Board of Directors designated “Series B Convertible Preferred Stock” with the number of shares initially constituting such series being up to 6,000,000 shares, issuing 5,910,000 for the acquisition of oil & gas properties,

The Board of Directors does not formally approve the declaration of the preferred stock dividends; therefore, as checks for payment of preferred dividends are approved by the CEO of the Company, dividend expense is recognized. For the years ended December 31, 2012 and 2011, the preferred stock dividend expense was $0 and $875, respectively.

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

In December 2012 the Company’s Board of Directors authorized a ten to one reverse stock split for all outstanding common shares. During 2012, there were 717,175 post-split common shares sold for $838,326 cash, with an additional 147,016 post-split common shares issued for services valued at $158,647. The convertible note included additional consideration of 40,000 post-split common shares valued at $52,000 and 100,000 post-split common stock warrants valued at $84,000.

Warrants

The following summarizes the stock purchase warrant transactions for the year ended December 31, 2012 and 2011:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2010	518,042	$0.50
Warrants Issued	0
Warrants Exercised	0
Warrants Forfeited, Expired or Cancelled	(518,042)	$0.50
Outstanding, December 31, 2011	0
Warrants Issued with Convertible Debt	100,000	$0.14
Outstanding, December 31, 2012	100,000	$0.14

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

In connection with the valuation of the stock options, the Company used the following assumptions: dividend yield 0%, risk free rate 0.38%, volatility 154.82% and an expected term of 1.5 years.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through May 16, 2013, the date the consolidated financial statements were issued. In the opinion of the Company’s management, there have been no significant subsequent events since December 31, 2012 other than securing a $5,000,000 revolving line of credit described below:

Under the terms of a credit agreement the Company has pledged all of its oil and gas assets as collateral. The Company makes requests for drawdowns periodically and the lender, in its sole discretion, will approve the requests. The funds are to be used for enhancing the oil and gas producing assets of the Company. The first draw, under terms of an 11% note payable due October 17, 2013, was received April 17, 2013 for $450,000.

In 2013, 4,189,542 shares of the Company’s Series B Convertible preferred stock converted into an aggregate of 19,255,145 shares of the common stock of the Company. Under the Plan of Reorganization and Asset Purchase Agreement and the Certificate of Designation, these shares of Series B Convertible preferred stock convert into common shares of the Company having a total value of $5,910,000, based on the average trading price of the Company’s common stock on the five days prior to the date of conversion, which was on January 7, 2013 (the “Conversion Date”). However, the Series B cannot be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock (the “Ownership Limitation”). At May 16, 2013, we had 1,720,458 shares of Series B Convertible Preferred Stock issued and outstanding, which had not converted because of the Ownership Limitation.

12. SUPPLEMENTAL INFORMATION ON OIL & GAS (Unaudited)

	2012	2011
Capitalized Costs Relating to Oil and Gas Producing Activities at December 31, 2012 and 2011
Unproved Oil and Gas Properties	$202,886	$202,886
Proved Oil and Gas Properties	1,953,638	1,858,977
	2,156,524	2,061,863
Less Accumulated Depletion	(731,795)	(628,795)
Net Capitalized Costs Relating to Oil and Gas Producing Activities	$1,424,729	$1,433,068
Costs incurred in Oil and Gas Producing Activities for the year ended December 31, 2012 and 2011
Property acquisition cost:
Proved	$ 5,910,000	$ -
Unproved	-	54,100
Exploration and development costs	203,662	555,440
Depletion rate per equivalent barrel of production	$ 34.92	$ 23.26
Results for Operations for Oil and Gas Producing Activities for the year ended December 31, 2012 and 2011
Oil and Gas Sales	$ 293,798	$ 192,839
Less: Production Costs	538,616	271,873
Depletion, Depreciation and Amortization	103,000	37,100
Impairment of oil and gas investment	6,046,,000	-
	(6,393,818)	(116,134)
Income Tax Benefit	-	-
Results of Operations for Oil and Gas Producing Activities (excluding corporate overhead and financing costs)	($6,393,818)	($116,134)

 Reserve Information

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensates and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying average prices of oil and gas based upon the prior 12 months to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10% a year to reflect the estimated timing of the future cash flows.

The following table sets forth estimated proved oil and gas reserves together with the changes therein for the years ended December 31, 2012 and 2011:

	2012		2011
	Oil	Gas	Oil	Gas
	(bbls)	(mcf)	(bbls)	(mcf)
Proved Developed and Undeveloped Reserves:
Beginning of the year	59,191	-	94,566	148,000
Revisions of previous estimate	(30,283)	106,650	(33,780)	(148,000)
Purchases	8,959	-	-	-
Production	(2,836)	-	(1,595)	-
End of the year	35,031	106,650	59,191	-
Proved Developed Reserves:
Beginning of year	36,557	-	36,456	148,000
End of year	24,901	106,650	36,557	-

	2012	2011
Standardized measure of Discounted Future
Net Cash Flows at December 31
Future cash inflows	$3,611,006	$5,364,574
Future production costs	(1,383,744)	(1,913,921)
Future development costs	(45,000)	(175,000)
	2,182,262	3,275,653
Future net cash flows 10% annual discount for estimated timing of cash flows	(757,410)	(1,525,034)
Standardized measure of Discounted Future
Net Cash Flows relating to Proved Oil and Gas Reserves	$1,424,852	$1,750,619
The following reconciles the change in the standardized measure of discounted future net cash flow during the year
Beginning of the year	$1,750,619	$2,929,194
Purchases of minerals in place	231,772	-
Sales of oil and gas produced, net of production costs	242,597	80,510
Net changes in prices and production costs	(496,481)	1,486,207
Development costs incurred during the year which were previously estimated	94,661	603,999
Net change in estimated future development Costs	(35,339)	(278,999)
Revisions of previous quantity estimates	(1,133,600)	(3,944,343)
Change in discount	770,623	874,051
End of year	$1,424,852	$1,750,619

[End of Notes to Financial Statements]

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

As of December 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.”

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2012:

(1) Inadequate segregation of duties consistent with control objectives. The aforementioned material weakness was identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements.

Management believes that the material weakness set forth in Item (1) above did not have an effect on the Company's financial reporting in 2012. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

ITEM 9B. OTHER INFORMATION.

In 2013, 4,182,542 shares of the Company’s Series B Convertible preferred stock converted into an aggregate of 19,255,145 shares of the common stock of the Company. Under the Plan of Reorganization and Asset Purchase Agreement and the Certificate of Designation, these shares of Series B Convertible preferred stock convert into common shares of the Company having a total value of $5,910,000, based on the average trading price of the Company’s common stock on the five days prior to the date of conversion, which was on January 7, 2013 (the “Conversion Date”). However, the Series B cannot be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock (the “Ownership Limitation”). At May 14, 2013, we had 1,720,458 shares of Series B Convertible Preferred Stock issued and outstanding, which had not converted because of the Ownership Limitation.

Under the terms of a credit agreement with TCA Global Master Fund, LP, the Company has pledged all of its oil & gas assets as collateral. The Company makes requests for drawdowns periodically and the lender, in its sole discretion, will approve the requests. The funds are to be used for enhancing the producing assets of the Company. The first draw was received April 17, 2013 for $450,000 and is subject to an 11% note due October 17, 2013.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our Directors and executive officer. There are no other persons who can be classified as a promoter or controlling person of us. Our executive officer and Directors are as follows:

Name	Age	Position
Floyd L. Smith	50	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
David Knepper	59	Director

  Floyd L. Smith

Mr. Smith has served as the President of Petron Energy II, Inc. and its predecessor, Petron Special Energy Corp., an oil and gas exploration company since October 1998. Since May 2004, Mr. Smith has served as President of Petron Properties, LLP, a real estate company. From January 2004 to August 2008, Mr. Smith served as the President and owner of Murray Mortgage. From July 1992 to April 1998, Mr. Smith served as a broker at Grand Energy, Inc., working in sales. From August 1984 to July 1992, Mr. Smith served as the Manager of a Wal-Mart in Garland, Texas. Mr. Smith obtained his Bachelor’s Degree from Harding University, in Searcy, Arkansas in Business Administration in 1984.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Executive Compensation Table:

Name and principal position (a)	Year ended December 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Floyd L. Smith (1) CEO, CFO President, Secretary, Treasurer and Director	2011	$181,331	—	$4,791	(2)	$377,456	(3)	—	—
	2012	$200,000
David Cho (1) Former CEO, CFO, President, Secretary, Treasurer and Director	2011	—	—	—		—		—	—	—	—
	2010	—	—	—		—		—	—	—	—

The table above does not include prerequisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2011.

(1) Mr. Cho resigned as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company on August 10, 2011. On that same day, Mr. Smith was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.

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

DIRECTOR COMPENSATION

The Company does not pay any director compensation. The compensation of our executive Directors is included in the Company Summary Executive Compensation Table, above.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2012, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; and (b) all current directors and executive officers, as a group, and includes the 1,000 shares of Series A Preferred Stock and Super Majority Voting Rights associated with such Series A Preferred Stock which the Company agreed to issue to Mr. Smith pursuant to the Employment Agreement.

As of December 31, 2012, and including the securities described above, there were 12,773,112 shares of common stock issued and outstanding, 1,000 shares of Series A Preferred Stock issued and outstanding and 5,910,000 shares of Series B Preferred Stock issued and outstanding.

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

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned	Preferred Stock Voting Rights (Represented In Voting Shares) (2)	Total Voting Shares Beneficially Owned (3)	Total Voting Percentage (4)

Floyd L. Smith (5) CEO, CFO, President, Secretary, Treasurer and Director	4,043,055 (6)	31.974%	19,445,688	23,488,743	61.6%

David Knepper Director	-	-	-	-	0.0%

All Officers and Directors as a Group (2 persons)	4,043,055	31.974%	19,445,688	23,488,743	61.6%

Daniel L. J. DeWeyer 3702 DUTTON COURT GATEWAY APARTMENTS HARBOUR CITY TST KOWLOON	1,000,000	7.83%	-	1,000,000	2.7%

All Non-Officers and Non-Directors as a Group (1 person)	1,000,000	7.83%	-	1,000,000	2.7%

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

(4) Based on an aggregate of 38,128,800 outstanding voting shares, calculated based on 12,773,112 shares of common stock issued and outstanding, 5,910,000 voting shares attributable to the Series B Preferred Stock, and 19,445,688 voting shares attributable to the Series A Preferred Stock.

(5) Floyd L. Smith is deemed to beneficially own the securities held by Petron Special, as Mr. Smith is the President of and maintains voting control over such entity.

(6) Includes Stock Options to purchase 12,000,000 shares of common stock at an exercise price of $0.0039 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2012 and 2011, for professional services rendered by our independent principal accountants, KWCO, PC, for the audit of and review our financial statements as included in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Registration Statement on Form S-1, and the review of the financial statements included in our Registration Statement, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $116,812 and $88,677, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

The aggregate fees billed for the fiscal years ended December 31, 2012 and 2011, for professional services rendered by our independent principal accountants, KWCO, PC, other than for the audit of our annual financial statements as included in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Registration Statement on Form S-1, and the review of the financial statements included in our Registration Statement, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit
Exhibit 3.1(1)	Articles of Incorporation
Exhibit 3.2(2)	Certificate of Amendment to Articles of Incorporation (100:1 Forward Split)
Exhibit 3.3(2)	Series A Preferred Stock Designation
Exhibit 3.4(1)	Bylaws
Exhibit 3.5(3)	Series B Preferred Stock Designation
Exhibit 3.6(3)	Plan of Reorganization and Asset Purchase Agreement with One Energy
Exhibit 10.23(2)	Oil and Gas Lease – Wagoner, Oklahoma
Exhibit 10.24(2)	Independent Petroleum Engineer Report
Exhibit 31.1*	Certificate of the Chief Executive Officer and the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certificate of the Chief Executive Officer and the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Attached hereto.

(1) Filed as exhibits to the Company’s Form S-1 Registration Statement filed with the Commission on July 10, 2009, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on October 18, 2011, and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on February 17, 2012, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRON ENERGY II, INC.

Dated: May 16, 2013	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PETRON ENERGY II, INC.

Dated: May 16, 2013	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director

PETRON ENERGY II, INC.

Dated: May 16, 2013	By: /s/ David Knepper
David Knepper
Director

