Form 10-K/A
period 2012-12-31
Petron Energy II, Inc.
filed 2013-05-17
CIK 1467434

!

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

At May 17, 2013, there were 39,318,438 shares of the registrant's $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Petron Energy II, Inc. (the “Company”) on Form 10-K for the annual period ended December 31, 2012, filed with the Securities and Exchange Commission on May 16, 2013 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Expenses

During the year ended December 31, 2012, total expenses were $8,652,406 which included cost of revenue of $538,616, depletion, depreciation and amortization expense of $186,014, impairment charge of $6,046,000, general and administrative expenses of $1,736,427 and interest expense of $145,349.

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

/s/KWCO, PC

KWCO, PC

Odessa, TX 79762

May 16, 2013

PETRON ENERGY II, INC.
(Formerly Petron Energy Special Corp.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$17,089	$106,850
Accounts Receivable--Oil & gas sales	18,332	53,466
Total Current Assets	35,421	160,316
Pipeline, net of accumulated depreciation of $245,156 and $179,289, respectively	742,844	808,711
Producing Oil & Gas Properties, net of accumulated depletion of $731,795 and $628,795, respectively	1,424,729	1,433,068
Other Depreciable Equipment, net of accumulated depreciation of $45,361 and $31,339, respectively	71,.915	180,264
Other Assets	34,790	31,575
TOTAL ASSETS	$2,309,699	$2,613,935
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable--Trade	$716,140	$443,114
Accounts Payable--Related Party	18,082	50,617
Accrued Liabilities	375,284	72,158
Notes Payable--short-term	170,500	—
Total Current Liabilities	1,387,506	565,889
Notes Payable--long-term	250,000	—
Asset Retirement Obligation	40,278	25,540
Common Stock Issuance Liability	5,904,090	—
TOTAL LIABILITIES	7,474,374	591,429
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized, 5,911,000 designated as follows:
Preferred Stock Series B, $0.001 par value, 5,910,000 issued and outstanding	5,910	—
Preferred Stock Series A, $0.001 par value, 1,000 issued and outstanding	1	1
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 11,845,740 and 11,072,751 issued and outstanding, respectively	11,977	11,073
Additional Paid-In Capital	14,638,660	13,506,591
Accumulated Deficit	(19,821,223)	(11,495,160)
Total Stockholders' Equity (Deficit)	(5,164,675)	2,022,506
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,309,699	$2,613,935

The accompanying notes are an integral part to these consolidated financial statements.

F-3

PETRON ENERGY II, INC.
(Formerly Petron Energy Special Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2012	2011
Revenues
Oil & Gas Sales	$293,798	$192,839
Pipeline Revenue	32,545	6,548
Total Revenue	326,343	199,387
Costs and Expenses
Cost of Revenue	538,616	271,873
Depletion, Depreciation and Amortization	186,014	116,688
Impairment Charge	6,046,000	-
General and Administrative	1,736,427	2,938,568
Interest Expense	145,349	-
Total Expenses	8,652,406	3,327,129
Loss from Operations Before Income Taxes	(8,326,063)	(3,127,742)
Income Taxes	-	-
Net Loss	(8,326,063)	(3,127,742)
Preferred Stock Dividends	-	(875)
Net Loss Available to Common Stockholders	$(8,326,063)	$(3,128,617)
Loss per share--basic and diluted	$(0.72)	$(0.34)
Weighted average number of shares--basic and diluted	11,517,282	9,243,271

The accompanying notes are an integral part to these consolidated financial statements.

F-4

PETRON ENERGY II, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2012 and 2011

	Preferred Stock
	Series A		Series B		Common Stock		Additional
	Number		Number		Number		Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total
Balance December 31, 2010	-	$ -	-	$ -	8,308,207	$ 8,308	$ 10,189,349	$ (8,366,543)	$ 1,831,114
Preferred Stock Issued for Services	1,000	1					4,790		4,791
Common Stock Sales					2,517,361	2,518	2,405,977		2,408,495
Common Stock Issued for Services					247,183	247	711,430		711,677
Issuance of Common Stock Option for Services							377,456		377,456
Costs of Reverse Merger							(182,411)		(182,411)
Net Loss								(3,127,742)	(3,127,742)
Dividends								(875)	(875)
Balance December 31, 2011	1,000	1	-	-	11,072,751	11,073	13,506,591	(11,495,160)	2,022,505
Preferred Stock Issued for Oil Lease Acquisition			5,910,000	5,910					5,910
Common Stock Issued for Services					147,016	147	158,500		158,647
Common Stock Sales					717,175	717	837,609		838,326
Common Stock Issued Warrants for Convertible Note Penalty Interest					40,000	40	135,960		136,000
Net Loss								(8,326,063)	(8,326,063
Balance December 31, 2012	1,000	$ 1	5,910,000	$ 5,910	11,976,942	$ 11,977	$ 14,638,660	$ (19,821,223)	$ (5,164,675)

The accompanying notes are an integral part to these consolidated financial statements.

F-5

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year Ended December 31, 2012	Year Ended December 31, 2011
OPERATING ACTIVITIES
Net loss	$(8,326,063)	$(3,127,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	186,014	116,688
Impairment charge	6,046,000	-
Issuance of stock options for services	-	377,456
Common stock and warrants issued for penalty	-	-
Interest related to convertible debt	136,000	-
Preferred stock issued for services	-	4,791
Common stock issued for services	158,647	711,677
Change in other asset and liabilities:
Decrease (Increase) in oil & gas receivables	35,134	(38,802)
(Increase) in other assets	(3,215)	(26,575)
(Decrease) Increase in accounts payable	273,026	520,178
Increase (Decrease) in accrued liabilities	303,127	33,336
Increase (Decrease) in related party payable	(32,535)	-
Cash used in operating activities	(1,223,865)	(1,428,993)
INVESTING ACTIVITIES
Investment in oil & gas properties	(94,049)	(584,000)
Purchase of other equipment	(30,673)	(143,771)
Cash used in investing activities	(124,722)	(727,771)
FINANCING ACTIVITIES
Purchase/Retirement of Common Stock, reverse merger	-	(232,750)
Proceeds from sales of common stock	838,326	2,408,497
Proceeds from notes payable	420,500	-
Dividends paid	-	(875)
Cash from financing activities	1,258,826	2,174,872
Increase in cash	(89,761)	18,108
Cash at beginning of year	106,850	88,742
Cash at end of year	$17,089	$106,850
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,849	$-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing activities:
Oil & gas properties	$(5,924,738)	$(25,540)
Other depreciable equipment	100,000	-
Accrued Liabilities	14,738	75,878
Additional Paid-in Capital	-	(50,338)
Stock Issuance Liability	5,904,090	-
Preferred Stock	5,910	-
Accounts Payable	(100,000)	-
	$-	$-

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

PETRON ENERGY II, INC.

Dated: May 17, 2013	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PETRON ENERGY II, INC.

Dated: May 17, 2013	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director

PETRON ENERGY II, INC.

Dated: May 17, 2013	By: /s/ David Knepper
David Knepper
Director

