Form 10-Q
period 2013-03-31
Petron Energy II, Inc.
filed 2013-05-21
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑Yes ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

As of May 13, 2013, there were 39,318,438 shares of the registrant’s $0.001 par value common stock issued and outstanding.

.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PETRON ENERGY II, INC.

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$380	$17,089
Accounts Receivable--oil & gas sales	23,290	18,332
Total Current Assets	23,670	35,421
Pipeline, net of accumulated depreciation of $261,625 and $245,156, respectively	726,374	742,844
Producing Oil & Gas Properties, net of accumulated depletion of $757,895 and $731,795, respectively	1,398,630	1,424,729
Other Depreciable Equipment, net of accumulated depreciation of $49,646 and $45,361, respectively	64,505	71,915
Other Assets	31,553	34,790
TOTAL ASSETS	$2,224,732	$2,309,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Cash Overdraft	$65,849	$—
Accounts Payable--Trade	635,004	716,140
Accounts Payable--Related Party	101,900	18,082
Accrued Liabilities	305,325	375,284
Notes Payable--short-term	225,750	170,500
Total Current Liabilities	1,333,828	1,280,006
Notes Payable--long-term	250,000	250,000
Asset Retirement Obligation	40,278	40,278
Common Stock Issuance Liability	1,781,102	5,904,090
Derivative Liability	74,000	—
TOTAL LIABILITIES	3,479,208	7,474,374
STOCKHOLDERS' EQUITY
Preferred Stock Series B, $0.001 par value, 9,999,000 shares authorized, 1,787,012 and 5,910,000 issued and outstanding, respectively	1,787	5,910
Preferred Stock Series A, $0.001 par value, 1,000 shares authorized,issued and outstanding	1	1
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 34,215,586 and 11,976,942 issued and outstanding, respectively	34,756	11,977
Additional Paid-In Capital	18,933,792	14,638,660
Accumulated Deficit	(20,204,812)	(19,821,223)
Total Stockholders' Equity	(1,234,476)	(5,164,675)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,244,732	$2,309,699

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Oil & Gas Sales	$103,220	$81,731
Pipeline	3,654	8,903
Total Revenue	106,874	90,634
Costs and Expenses
Cost of Revenue	103,300	84,486
Depletion, Depreciation and Amortization	46,855	58,224
Cost of Revenue	—	5,903,000
General and Administrative	200,321	597,362
Derivative Expense	82,300	—
Interest	54,562	—
Total Expenses	490,463	6,643,072
Loss from Operations Before Income Taxes	(383,589)	(6,552,438)
Income Tax Benefit	—	—
Net Loss Available to Common Stockholders	$(383,589)	$(6,552,438)
Loss per share--basic and diluted	$(0.02)	$(0.58)
Weighted average number of shares--basic and diluted	22,631,973	11,214,751

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2013	2012

OPERATING ACTIVITIES
Net Loss	$(383,589)	$(6,552,438)
Adjustments to reconcile net loss to
cash used by operating activitites:
Depletion and depreciation	46,855	58,224
Stock issued for services	29,000	—
Derivative expense	82,300	—
Impairment	—	5,903,000
Penalty interest	45,250	—
Change in other asset and liabilities:
Decrease (Increase) in oil & gas receivables	(4,958)	13,187
Decrease in other assets	3,237	—
(Decrease) Increase in accounts payable	2,681	281,767
Increase in accrued liabilities	(69,959)	38,635
Cash used in operating activities	(246,058)	(257,625)
INVESTING ACTIVITIES
Investment in oil & gas properties	—	(23,698)
Purchase of other equipment	—	(2,300)
Cash used in investing activities	—	(25,998)
FINANCING ACTIVITIES
Cash overdraft	65,849	—
Proceeds from note payable	25,000	—
Proceeds from sales of common stock	138,500	238,000
Cash from financing activities	229349	238,000
Decrease in cash	(16,709)	(45,623)
Cash at beginning of quarter	17,089	106,850
Cash at end of quarter	$380	$61,227
Supplemental Disclosure of Cash Flow Information
Non-Cash Investing and Financing Activities:
Oil & gas properties	$—	$5,910,000
Preferred Stock	—	(5,910)
Common Stock	(19,117)	—
Additional Paid-in Capital	(4,131,294)	—
Derivative Liability	(8,300)	—
Common Stock Issuance Liability	4,122,988	(5,904,090)
Notes Payable	$15,000	$—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Subsidiary Name	Organization Date
Petron Energy II Pipeline, Inc.	April 1, 2008
Petron Energy II Well Service, Inc.	July 1, 2008

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

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $383,589 for the quarter ended March 31, 2013 (2012 - $6,552,438) and at March 31, 2013 had an accumulated deficit of $20,204,812 (2012 – $19,711,848). While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

The oil and gas properties acquired from One Energy pursuant to the Asset Purchase Agreement were purchased for 5,910,000 shares of Series B Preferred Stock with a deemed value of $1.00 per share. The Company believes that with enhanced recovery techniques, this value will be realized in the future, but currently there are no immediate plans to develop the properties. The Company obtained a reserve report that showed the net present value of the properties as they exist now to be $344,000. In addition to the issuance of the preferred stock, the Company has incurred approximately $337,000 of costs that had been capitalized related to these assets. Due to the unknown timing of the implementation of enhanced recovery techniques and the uncertainty that these techniques will be successful, management has decided to record an impairment charge of $6,046,000.

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

Results of Operations

Revenue for the period ended March 31, 2013 was $106,874 compared to $90,634 for the period ended March 31, 2012. This was increase of $19,240.

Net loss for the period ended March 31, 2013 was $383,589 compared to $6,552,438 for the period ended March 31, 2012. This is a decrease of $6,168,849 of net loss from the year prior. This decrease is due chiefly to a $5,903,000 impairment charge recognized in the first quarter last year.

General and Administrative costs for the period ended March 31, 2013 were $200,321 compared to $597,362 for the period ended March 31, 2012. This decrease was related to lower legal and accounting costs and expenses compared to the year prior during which the Company was a party to a merger.

Liquidity and Capital Resources

As of March 31, 2013, the current liabilities were $1,333,838 and the Company’s assets were $2,244,732. Cash for the period ended March 31, 2013 was $380 compared to $17,089 for the period ended March 31, 2012, a decrease of $16,709.

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

Cash Requirements

Our cash on hand as of March 31, 2013 was $380. The Company has incurred a net loss of $383,589 for the period ended March 31, 2013 and at March 31, 2013 had an accumulated deficit of $20,204,812 as compared to $19,711,848 at March 31, 2012. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

9

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

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

10

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

During the quarter ended March 31, 2013, the Company sold an aggregate of 3,462,500 shares of the Company’s restricted common stock to 43 “accredited investors” in private transactions for aggregate consideration of $138,500.

During the quarter ended March 31, 2013, 4,122,988 shares of the Company’s Series B Convertible preferred stock converted into an aggregate of 18,901,144 shares of the common stock of the Company. At March 31, 2013, we had 1,787,012 shares of Series B Convertible Preferred Stock issued and outstanding, which had not converted because of the Ownership Limitation The Ownership Limitation is defined as follows; The Series B Convertible Preferred Stock cannot be converted by a holder thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding common stock.

2.	Subsequent Issuances:

In connection with the TCA financing agreement mentioned above, the Company issued 3,333,334 shares of its common stock.

Subsequent to the quarter ended March 31, 2013, the Company sold an aggregate of 875,000 shares of the Company’s restricted common stock to 5 “accredited investors” in private transactions for aggregate consideration of $35,000.

Subsequent to the quarter ended March 31, 2013, 66,554 Preferred Series B shares were converted into 354,001 shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

NONE.

ITEM 5. OTHER INFORMATION

Quarterly Events

NONE

Subsequent Events

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
Exhibit 3.1	Articles of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 10, 2009)
Exhibit 3.2(2)	Certificate of Amendment to Articles of Incorporation (100:1 Forward Split)
Exhibit 3.3(2)	Series A Preferred Stock Designation
Exhibit 3.4(1)	Bylaws
Exhibit 3.5(3)	Series B Preferred Stock Designation
Exhibit 3.6(3)	Plan of Reorganization and Asset Purchase Agreement with One Energy
Exhibit 10.23(2)	Oil and Gas Lease – Wagoner, Oklahoma
Exhibit 10.24(2)	Independent Petroleum Engineer Report
Exhibit 31.01	Certificate of the Chief Executive Officer and the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.02	Certificate of the Chief Executive Officer and the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)
Exhibit 32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)
101.INS	XBRL Instance Document Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

11

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRON ENERGY II, INC.

Dated: May 20, 2013	By: /s/ Floyd L. Smith
Floyd Smith
Chief Executive Officer
Chief Financial Officer and President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PETRON ENERGY II, INC.

Dated: May 20, 2013	By: /s/ Floyd L. Smith
Floyd Smith
Chief Executive Officer
Chief Financial Officer and President, Treasurer and Director

PETRON ENERGY II, INC.

Dated: May 20, 2013	By: /s/ David Knepper
David Knepper
Director

12