Form 10-K/A
period 2012-12-31
Petron Energy II, Inc.
filed 2013-05-30
CIK 1467434

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report of Petron Energy II, Inc. (the “Company”) on Form 10-K for the annual period ended December 31, 2012, filed with the Securities and Exchange Commission on May 16, 2013 (the “Form 10-K”), is to make adjustments to certain financial statements set forth therein.   This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K

PETRON ENERGY II, INC.

FORWARD-LOOKING STATEMENTS

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petron Energy II, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/KWCO, PC

KWCO, PC

Odessa, TX 79762

May 16, 2013

PETRON ENERGY II, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$17,089	$106,850
Accounts Receivable--Oil & gas sales	18,332	53,466
Total Current Assets	35,421	160,316
Pipeline, net of accumulated depreciation of $245,156 and $179,289, respectively	742,844	808,711
Producing Oil & Gas Properties, net of accumulated depletion of $731,795 and $628,795, respectively	1,424,729	1,433,068
Other Depreciable Equipment, net of accumulated depreciation of $45,361 and $31,339, respectively	71,915	180,264
Other Assets	34,790	31,575
TOTAL ASSETS	$2,309,699	$2,613,934
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable--Trade	$716,140	$443,114
Accounts Payable--Related Party	18,082	50,617
Accrued Liabilities	375,284	72,158
Notes Payable--short-term	170,500	—
Total Current Liabilities	1,280,006	565,889
Notes Payable--long-term	250,000	—
Asset Retirement Obligation	40,278	25,540
Common Stock Issuance Liability	5,904,090	—
TOTAL LIABILITIES	7,474,374	591,429
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized, 5,911,000 designated as follows:
Preferred Stock Series B, $0.001 par value, 5,910,000 issued and outstanding	5,910	—
Preferred Stock Series A, $0.001 par value, 1,000 issued and outstanding	1	1
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 11,845,740 and 11,072,751 issued and outstanding, respectively	11,977	11,073
Additional Paid-In Capital	14,638,660	13,506,591
Accumulated Deficit	(19,821,223)	(11,495,160)
Total Stockholders' Equity (Deficit)	(5,164,675)	2,022,505
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,309,699	$2,613,934

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

F-4

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2012 and 2011

	Preferred Stock
	Series A		Series B		Common Stock		Additional
	Number		Number		Number		Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total
Balance December 31, 2010	-	$ -	-	$ -	8,308,207	$ 8,308	$ 10,189,349	$ (8,366,543)	$ 1,831,114
Preferred Stock Issued for Services	1,000	1					4,790		4,791
Common Stock Sales					2,517,361	2,518	2,405,977		2,408,495
Common Stock Issued for Services					247,183	247	711,430		711,677
Issuance of Common Stock Option for Services							377,456		377,456
Costs of Reverse Merger							(182,411)		(182,411)
Net Loss								(3,127,742)	(3,127,742)
Dividends								(875)	(875)
Balance December 31, 2011	1,000	1	-	-	11,072,751	11,073	13,506,591	(11,495,160)	2,022,505
Preferred Stock Issued for Oil Lease Acquisition			5,910,000	5,910					5,910
Common Stock Issued for Services					147,016	147	158,500		158,647
Common Stock Sales					717,175	717	837,609		838,326
Common Stock and Warrants issued for Convertible Note Penalty Interest					40,000	40	135,960		136,000
Net Loss								(8,326,063)	(8,326,063)
Balance December 31, 2012	1,000	$ 1	5,910,000	$ 5,910	11,976,942	$ 11,977	$ 14,638,660	$ (19,821,223)	$ (5,164,675)

The accompanying notes are an integral part to these consolidated financial statements.

F-5

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(8,326,063)	$(3,127,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	186,014	116,688
Impairment charge	6,046,000	-
Issuance of stock options for services	-	377,456
Common stock and warrants issued for penalty	-	-
Interest related to convertible debt	136,000	-
Preferred stock issued for services	-	4,791
Common stock issued for services	158,647	711,677
Change in other asset and liabilities:
Decrease (Increase) in oil & gas receivables	35,134	(38,802)
(Increase) in other assets	(3,215)	(26,575)
(Decrease) Increase in accounts payable	273,026	520,178
Increase in accrued liabilities	303,127	33,336
Increase (Decrease) in related party payable	(32,535)	-
Cash used in operating activities	(1,223,865)	(1,428,993)
INVESTING ACTIVITIES

Investment in oil & gas properties	(94,049)	(584,000)
Purchase of other equipment	(30,673)	(143,769)
Cash used in investing activities	(124,722)	(727,769)
FINANCING ACTIVITIES

Purchase/Retirement of Common Stock, reverse merger	-	(232,750)
Proceeds from sales of common stock	838,326	2,408,495
Proceeds from notes payable	420,500	-
Dividends paid	-	(875)
Cash from financing activities	1,258,826	2,174,870
(Decrease) Increase in cash	(89,761)	18,108
Cash at beginning of year	106,850	88,742

Cash at end of year	$17,089	$106,850
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,849	$-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing activities:
Oil & gas properties	$(5,924,738)	$(25,540)
Other depreciable equipment	100,000	-
Accrued Liabilities	14,738	75,878
Additional Paid-in Capital	-	(50,338)
Stock Issuance Liability	5,904,090	-
Preferred Stock	5,910	-
Accounts Payable	(100,000)	-
	$-	$-

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

Subsidiary Names
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

Commitments

During the year ended December 31, 2011, the Company entered into the following agreements:

  A Management Services Agreement with ASL Energy Corp. (“ASL Energy”), which has a five year term, provides for ASL Energy to provide management and consulting services to the Company; provides for the right for ASL Energy and the Company to enter into Joint Venture Agreements regarding the purchase of oil and gas interests having a total value of $5,910,000; provides for ASL Energy to be paid $8,000 per month during the term of the agreement and the right to receive the Series A Preferred stock issued to Floyd L. Smith, President and Chief Executive Officer of Petron Energy II, Inc.
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

Type of Shares	Outstanding Shares PEII (Private Company)	RCA’s Shares Issued (Public Company)
Preferred Shares	13,629,261	27,258,522
Common Shares	51,252,956	51,252,956
	64,882,217	78,511,478
Other Shareholders		11,000,300
Total Common Shares Outstanding After the Exchange		89,511,778

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

As of the date PEII gained control of RCA, RCA’s balance sheet was as follows (unaudited):

Restaurant Concepts of America, Inc.
Balance Sheet
August 9, 2011 (unaudited)

Assets	$—
Current Liabilities
Accrued Liabilities	$79,399
Shareholders Payable	34,675
114,074
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 71,000,300 issued and outstanding	71,000
Paid-in Capital	(44,499)
Retained Deficit at August 31, 2010	(111,307)
Operating Loss from August 31, 2010 to merger date	(29,268)
Total Retained Deficit	(140,575)
Total Stockholders’ Deficit	(114,074)
Total Liabilities and Stockholders’ Deficit	$—

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
$(182,411)

The following summarizes, on a pro forma basis, the effect on PEII’s common and preferred stock and additional paid-in capital as of December 31, 2009 giving effect to RCA’s outstanding shares and the conversion of preferred stock to common stock:

Petron Energy Special Corp.

Pro Forma Statement of Stockholders’ Equity (Deficit)

As of December 31, 2009

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balance as reported on December 31, 2009	10,137,737	$ 101,377	41,557,284	$ 415,573	$5,679,928	$ (6,824,378)	$ (627,500)
Conversion of Preferred Stock to Common	(10,137,737)	(101,377)	20,267,474	202,675	(101,298)	-
Restaurant Concepts of America, Inc. shares	-	-	11,000,300	11,000	(11,000)	-
Change in par value from $0.01 to $0.001	-	-	-	(556,423)	556,423	-
	(10,137,737)	(101,377)	31,267,774	(342,748)	444,125
Balance as restated on December 31, 2009	-	$ -	72,825,058	$ 72,825	$6,124,053	$ (6,824,378)	$ (627,500)

The accumulated (deficit) reflected above and in the accompanying statement of stockholders’ equity (deficit) for the two year period ended December 31, 2011 represent the historical earnings and losses of Petron Energy Special Corp. from its inception in 2007 to December 31, 2011.

4. PRODUCING OIL AND GAS PROPERTIES

The following summarizes the investment in producing oil & gas properties as of December 31, 2012 and 2011:

	2012	2011
Leasehold Cost	$753,373	$753,373
Development Cost	537,453	442,792
Tangible Equipment	865,698	865,698
	2,156,524	2,061,863
Accumulated Depletion	(731,795)	(628,795)
Net Investment	$1,424,729	$1,433,068

Depletion expense for the year ended December 31, 2012 and 2011 was $103,000 and $37,100, respectively.

5. PIPELINE AND OTHER DEPRECIABLE EQUIPMENT

The following summarizes the investment in pipeline and other depreciable equipment as of December 31, 2012 and 2011:

	2012	2011
Pipeline	$988,000	$988,000
Accumulated Depreciation	(245,156)	(179,289)
Net Pipeline	$742,844	$808,711

Equipment and Other	117,276	211,603
Accumulated Depreciation	(45,361)	(31,339)
Net Equipment and Other	$71,915	$180,264

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

7. NOTES PAYABLE

The Company did not have any outstanding notes payable as of December 31, 2011. The following summarizes the outstanding notes payable as of December 31, 2012:

Convertible unsecured note from a financial institution, interest at 5%, matures April 30, 2013. First date of conversion eligibility is January 22, 2013 with an applicable discount rate of 42% from the average trading price for the lowest three trading prices for the common stock during the ten trading days previous to the conversion date.	$63,000

Convertible unsecured note from a financial institution, interest at 5%, matures April 9, 2013. First date of conversion eligibility is March 13, 2013 with an applicable discount rate of 42% from the average trading price for the lowest three trading prices for the common stock during the ten trading days previous to the conversion date.	42,500

Unsecured notes from various investors, non - interest bearing, maturing from October to November 2014, issued for overriding and working interests.	250,000

Unsecured convertible note from an investor, interest at 10% maturing February 9, 2013. Penalty interest on amounts unpaid as of the maturity date is 15%	65,000
420,500
Short-term portion	(170,500)
Long-term notes payable	$250,000

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

In connection with the employment agreement with Floyd L. Smith, the Company issued: (1) stock options to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.0039 per share, with cashless exercise rights and a five year term, which vest immediately, and (2) 1,000 shares of Series A Preferred Stock which provide him Super Majority Voting Rights. The stock options and Series A preferred stock were valued at $377,456 and $4,791, respectively, using a Black-Scholes Option Pricing model. In connection with the valuation of the stock options, the Company used the following assumptions: dividend yield 0%, risk free rate 0.96%, volatility 44.44% and an expected term of 5 years.

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

Warrants

The following summarizes the stock purchase warrant transactions for the year ended December 31, 2012 and 2011:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2010	518,042	$0.50
Warrants Issued	—	—
Warrants Exercised	—	—
Warrants Forfeited, Expired or Cancelled	(518,042)	$0.50
Outstanding, December 31, 2011	—	—
Warrants Issued with Convertible Debt	100,000	$0.14
Outstanding, December 31, 2012	100,000	$0.14

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

	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2011
Stock Options	$ -	$377,456	$ -	$377,456
Preferred Stock	$ -	$4,791	$ -	$4,791

2012
Stock Warrants	$ -	$84,000	$ -	$84,000
Common Stock	$ -	$52,000	$ -	$52,000

In connection with the valuation of the stock warrants, the Company used the following assumptions: dividend yield 0%, risk free rate 0.38%, volatility 154.82% and an expected term of 1.5 years.

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

PETRON ENERGY II, INC.

Dated: May 21, 2013	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PETRON ENERGY II, INC.

Dated: May 21, 2013	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer), President, Treasurer and Director

PETRON ENERGY II, INC.

Dated: May 21, 2013	By: /s/ David Knepper
David Knepper
Director

