Form 10-Q/A
period 2013-03-31
Petron Energy II, Inc.
filed 2013-05-30
CIK 1467434

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

☐ Yes ☑ No

As of May 20, 2013, there were 39,318,438 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Petron Energy II, Inc. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013 (the “Form 10-Q”), is to make adjustments to certain financial statements set forth therein.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PETRON ENERGY II, INC.

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$380	$17,089
Accounts Receivable--oil & gas sales	23,290	18,332
Total Current Assets	23,670	35,421
Pipeline, net of accumulated depreciation of $261,625 and $245,156, respectively	726,374	742,844
Producing Oil & Gas Properties, net of accumulated depletion of $757,895 and $731,795, respectively	1,398,630	1,424,729
Other Depreciable Equipment, net of accumulated depreciation of $49,646 and $45,361, respectively	64,505	71,915
Other Assets	31,553	34,790
TOTAL ASSETS	$2,244,732	$2,309,699
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Cash Overdraft	$65,849	$—
Accounts Payable--Trade	635,004	716,140
Accounts Payable--Related Party	101,900	18,082
Accrued Liabilities	305,325	375,284
Notes Payable--short-term	225,750	170,500
Total Current Liabilities	1,333,828	1,280,006
Notes Payable--long-term	250,000	250,000
Asset Retirement Obligation	40,278	40,278
Common Stock Issuance Liability	1,781,102	5,904,090
Derivative Liability	74,000	—
TOTAL LIABILITIES	3,479,208	7,474,374
STOCKHOLDERS' DEFICIT
Preferred stock 10,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.001 par value, 1,787,012 and 5,910,000 issued and outstanding, respectively	1,787	5,910
Preferred Stock Series A, $0.001 par value, 1,000 shares authorized, issued and outstanding	1	1
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 34,756,103 and 11,976,942 issued and outstanding, respectively	34,756	11,977
Additional Paid-In Capital	18,933,792	14,638,660
Accumulated Deficit	(20,204,812)	(19,821,223)
Total Stockholders' Deficit	(1,234,476)	(5,164,675)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,244,732	$2,309,699

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Oil & Gas Sales	$103,220	$81,731
Pipeline	3,654	8,903
Total Revenue	106,874	90,634
Costs and Expenses
Cost of Revenue	103,300	84,486
Depletion, Depreciation and Amortization	49,980	58,224
Impairment	—	5,903,000
General and Administrative	200,321	597,362
Derivative Expense	82,300	—
Interest	54,562	—
Total Expenses	490,463	6,643,072
Loss from Operations Before Income Taxes	(383,589)	(6,552,438)
Income Tax Benefit	—	—
Net Loss Available to Common Stockholders	$(383,589)	$(6,552,438)
Loss per share--basic and diluted	$(0.02)	$(0.58)
Weighted average number of shares--basic and diluted	22,870,982	11,214,751

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2013	2012

OPERATING ACTIVITIES
Net Loss	$(383,589)	$(6,552,438)
Adjustments to reconcile net loss to
cash used by operating activitites:
Depletion and depreciation	49,980	58,224
Stock issued for services	29,000	—
Derivative expense	82,300	—
Impairment	—	5,903,000
Penalty interest	45,250	—
Change in other asset and liabilities:
Decrease (Increase) in oil & gas receivables	(4,958)	13,187
Decrease in other assets	3,237	—
(Decrease) Increase in accounts payable	2,681	281,767
Increase in accrued liabilities	(69,959)	38,635
Cash used in operating activities	(246,058)	(257,625)
INVESTING ACTIVITIES
Investment in oil & gas properties	—	(23,698)
Purchase of other equipment	—	(2,300)
Cash used in investing activities	—	(25,998)
FINANCING ACTIVITIES
Cash overdraft	65,849	—
Proceeds from note payable	25,000	—
Proceeds from sales of common stock	138,500	238,000
Cash provided by financing activities	229,349	238,000
Decrease in cash	(16,709)	(45,623)
Cash at beginning of quarter	17,089	106,850
Cash at end of quarter	$380	$61,227
Supplemental Disclosure of Cash Flow Information
Non-Cash Investing and Financing Activities:
Oil & gas properties	$—	$(5,910,000)
Preferred Stock	(4,123)	5,910
Common Stock	19,117	—
Additional Paid-in Capital	4,131,294	—
Derivative Liability	(8,300)	—
Common Stock Issuance Liability	(4,122,988)	5,904,090
Notes Payable	(15,000)	—
	$—	$—

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 and 2012

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

The interim consolidated financial statements as of March 31, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2013 and 2012. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $383,589 for the quarter ended March 31, 2013 (2012 - $6,552,438) and at March 31, 2013 had an accumulated deficit of $20,204,812 (2012 – $19,821,223). While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Results of Operations

Revenue for the period ended March 31, 2013 was $106,874 compared to $90,634 for the period ended March 31, 2012. This was increase of $16,240.

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

Cash Requirements

Our cash on hand as of March 31, 2013 was $380. The Company has incurred a net loss of $383,589 for the period ended March 31, 2013 and at March 31, 2013 had an accumulated deficit of $20,204,812 as compared to $18,047,597 at March 31, 2012. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

12