Form 10-Q
period 2013-06-30
Petron Energy II, Inc.
filed 2013-08-09
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

☐ Yes ☐ No

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

☐ Yes ☑ No

As of July 31, 2013, there were 77,984,924 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "PEII," or “Petron” is in reference to Petron Energy II, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

PETRON ENERGY II, INC.

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$2,098	$17,089
Accounts Receivable	38,326	18,332
Total Current Assets	40,424	35,421
Pipeline, net of accumulated depreciation of $312,092 and $245,156, respectively	796,908	742,844
Producing Oil & Gas Properties, net of accumulated depletion of $774,795 and $731,795, respectively	1,381,729	1,424,729
Other Depreciable Equipment, net of accumulated depreciation of $59,699 and $60,985, respectively	60,122	71,915
Other Assets	31,553	34,790
TOTAL ASSETS	$2,310,736	$2,309,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Cash Overdraft	$63,295	$—
Accounts Payable--Trade	883,688	716,140
Accounts Payable--Related Party	141,131	18,082
Accrued Liabilities	578,727	375,284
Derivative Liability	219,000	—
Notes Payable--current	332,436	170,500
Total Current Liabilities	2,218,277	1,280,006
Asset Retirement Obligation	40,278	40,278
Common Stock Issuance Liability	2,428,600	5,904,090
Notes Payable--long-term	275,000	250,000
TOTAL LIABILITIES	4,962,155	7,474,374
STOCKHOLDERS' EQUITY
Preferred Stock, 10,000,000 authorized, 5,911,000 designated as follows:
Series A, $0.001 par value, 1,000 shares designated, issued and outstanding	1	1
Series B, $0.001 par value, 5,910,000 shares designated, 2,217,818 and 5,910,000 shares issued and outstanding, respectively	2,218	5,910
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 59,611,033 and 11,976,942 issued and outstanding, respectively	59,611	11,977
Additional Paid-In Capital	18,814,608	14,638,660
Accumulated Deficit	(21,527,857)	(19,821,223)
Total Stockholders' Equity	(2,651,420)	(5,164,675)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,310,736	$2,309,699

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Oil & Gas Sales	$20,760	$104,942	$127,634	$195,576
Costs and Expenses
Cost of Revenue	238,697	62,493	341,997	146,979
Depletion and Depreciation	74,265	34,225	124,245	92,449
Impairment Charge	—	—	—	5,903,000
Derivative Expense	159,000	—	241,300	—
General and Administrative	781,857	480,931	982,178	1,078,293
Interest	89,985	—	144,548	—
Total Expenses	1,343,805	577,649	1,834,268	7,220,721
Loss from Operations Before Income Taxes	(1,323,045)	(472,707)	(1,706,634)	(7,025,145)
Income Taxes	—	—	—	—
Net Loss	$(1,323,045)	$(472,707)	$(1,706,634)	$(7,025,145)

Loss per share--basic and diluted	($0.03)	($0.04)	($0.05)	($0.62)
Weighted average number of shares--basic and diluted	43,346,004	11,441,592	32,873,120	11,335,660

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net Loss	($1,706,634)	($7,025,145)
Adjustments to reconcile net loss to cash used by operating activities:
Depletion and depreciation	124,245	92,449
Amortization of debt discount	70,800	—
Derivative expense	241,300	—
Impairment charge	—	5,903,000
Penalty interest	45,250	—
Common stock issued for services	46,500	149,483
Common stock issued for lawsuit settlement	138,000	—
Change in other asset and liabilities:
(Increase) Decrease in oil and gas receivables	(19,994)	21,613
Decrease in other assets	3,237	—
Increase in accounts payable	169,597	172,849
Increase in accrued liabilities	203,443	172,962
Cash used in operating activities	(684,256)	(512,789)
INVESTING ACTIVITIES
Investment in oil and gas properties	—	(148,103)
Pipeline investment	(121,000)	—
Accounts payable	121,000	—
Purchase of other equipment	(2,516)	(5,500)
Cash used in investing activities	(2,516)	(153,603)
FINANCING ACTIVITIES
Bank Overdraft	63,295	—
Proceeds from sales of common stock	256,500	568,000
Proceeds from notes payable	431,811	—
Loan fees	(79,825)	—
Cash from financing activities	671,781	568,000
Decrease in cash	(14,991)	(98,392)
Cash at beginning of the period	17,089	106,850
Cash at end of the period	$2,098	$8,458
Supplemental Disclosure of Cash Flow Information
Non-Cash Investing and Financing Activities:
Oil & gas properties	$—	$(5,910,000)
Note payable	(20,800)	5,910
Common stock	26,067	—
Preferred stock	(3,692)	5,904,090
Additional paid-in capital	3,869,515	—
Derivative liability	(22,300)	—
Common stock issuance liability	(3,588,490)	—
Loan fees	(260,300)	—
	$—	$—

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

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

The Company is engaged primarily in the acquisition, development, production, exploration for and the sale of oil, gas and gas liquids in the United States. As of June 30, 2013 the Company is operating in the states of Texas and Oklahoma. In addition, the Company operates two gas gathering systems located in Tulsa, Wagoner, Rogers and Mayes counties of Oklahoma. The pipeline consists of approximately 132 miles of steel and poly pipe, a gas processing plant and other ancillary equipment. The Company sells its oil and gas products primarily to a domestic pipeline and to another oil company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Subsidiary Name	Organization Date
Petron Energy II Pipeline, Inc.	April 1, 2008
Petron Energy II Well Service, Inc.	July 1, 2008

The interim consolidated financial statements as of June 30, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The consolidated statements of operations reflect the results of operations of the Company for the three month and six month periods ended June 30, 2013 and 2012. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $1,706,634 for the six month period ended June 30, 2013 (2012 - $7,025,145) and at June 30, 2013 had an accumulated deficit of $21,527,857 (2012 – $18,520,305). While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

 3. LITIGATION SETTLEMENT

On June 27, 2013, the District Court of Dallas County, Texas issued an Agreed Final Judgment resolving the lawsuits filed against the Company and Mr. Floyd Smith, the Company’s CEO, by ASL Energy Corp. (“ASL Energy”). The Agreed Final Judgment was issued in order to confirm the settlement agreement entered into by and between the parties to the underlying lawsuits. The significant items of the settlement agreement were a cash amount of $455,000, an adjustment of the common shares issued in relation to the Series B Preferred shares conversion of 6,462,603, and issuance of common shares valued at $138,000 to an individual for services rendered.

4. RELATED PARTIES

Effective April 1, 2013, the Company entered into an agreement with Petron, Inc. to pay a management fee of $25,000 per month for the wells for which Petron, Inc. holds the operating license.

5. SUBSEQUENT EVENTS

In July 2013 the Company entered into a Liabilities Purchase Agreement with a financial entity in which designated liabilities of approximately $1,720,000, including approximately $600,000 applicable to future equipment purchases, are to be assumed by the financial entity, and once the legal claim is perfected, the Company will issue common stock to the financing entity in settlement of its claim. The stock is to be issued to the financing entity at a 25% discount from market. As of the date of this report, the claim has been filed with the court but the final decision has not been made.

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

Results of Operations

For the Three Month Period Ended June 30, 2013 versus June 30, 2012

Revenue for the period ended June 30, 2013 was $20,760 compared to $104,942 for the period ended June 30, 2012. This was a decrease of $84,182. This decrease is due chiefly to a suspension of activity of our Knox county leases pending sending information to the Texas Rail Road Commission. As of the date of this report the information has been sent and we expect production to resume in the next few weeks.

Net loss for the period ended June 30, 2013 was $(1,323,045) compared to $ (472,707) for the period ended June 30, 2012. In addition to the revenue decrease noted above, we incurred derivative expense of $159,000 for which we had none last year, due to a pipeline acquisition depreciation increased approximately $35,000, the company recorded an additional $150,000 accrued expense related to a litigation settlement and approximately $124,000 of major workover projects were expensed since the company believes that this amount would have to be expensed as the result of a ceiling test.

General and Administrative costs for the period ended June 30, 2013 were $781,857 compared to $480,931 for the period ended June 30, 2012. This was an increase of $300,926. The above mentioned litigation accrual is the chief reason for the increase in the General and Administrative costs. The Company also incurred a one-time fee for title work on leases of approximately $40,000.

For the Six Month Period Ended June 30, 2013 versus June 30, 2012

Revenue for the period ended June 30, 2013 was $127,634 compared to $195,576 for the period ended June 30, 2012. This was a decrease of $67,942. This decrease is due chiefly to a suspension of activity in the second quarter of our Knox county leases pending sending information to the Texas Rail Road Commission. As of the date of this report the information has been sent and we expect production to resume in the next few weeks.

Net loss for the period ended June 30, 2013 was $1,706,634 compared to $7,025,145 net loss for the period ended June 30, 2012. The loss is less in 2012 due to the $5,903,000 impairment recorded in 2012 which more than offset items mentioned above.

General and Administrative costs for the period ended June 30, 2013 were $982,178 compared to $1,078,293 for the period ended June 30, 2012. In the first three months of 2012, the professional and consulting expenses were high enough to offset the 2013 litigation settlement accrual.

Liquidity and Capital Resources

As of June 30, 2013, the total liabilities were $2,533,555, excluding the stock issuance liability, compared to $1,570,284 for the period ended December 31, 2012. The major reasons for the increase in the liabilities is the $450,000 draw on the line-of-credit, the increase in accruals for the litigation settlement previously mentioned, and a derivative liability of $219,000 related to the Company’s convertible debt. The Company’s assets were $2,310,736 at June 30, 2013 compared to $2,309,699 for the period ended December 31, 2012.

Cash Requirements

Our cash on hand as of June 30, 2013 was $2,098 compared to $17,089 for the period ended December 31, 2012. Company has incurred a net loss of $1,706,634 for the six month period ended June 30, 2013 compared to a net loss of $7,025,145 for the period ended June 30, 2012 and at June 30, 2013 had an accumulated deficit of $21,527,857 as compared to $19,821,223 at December 31, 2012. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

9

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

On June 27, 2013, the District Court of Dallas County, Texas issued an Agreed Final Judgment resolving the lawsuits filed against the Company and Mr. Floyd Smith, the Company’s CEO, by ASL Energy Corp. (“ASL Energy”). The Agreed Final Judgment was issued in order to confirm the settlement agreement entered into by and between the parties to the underlying lawsuits. The significant items of the settlement agreement were a cash amount of $455,000, an adjustment of the common shares issued in relation to the Series B Preferred shares conversion of 6.462,603, and issuance of common shares valued at $138,000 to an individual for services rendered.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances:

Issuance to TCA

On April 18, 2013, in connection with the TCA credit agreement mentioned above, the Company issued 3,333,334 shares of its common stock to TCA.

Issuance to CFO Advisory Services

On April 26, 2013, the Company issued 150,000 shares of its common stock to CFO Advisory.

Issuance to Daniel Vesco Pursuant to Conversion of Series B Preferred Convertible Stock

During the quarter ended June 30, 2013, 138,758 Preferred Series B shares were converted into 1,684,003 shares of the Company’s common stock.

Issuance to Asher Enterprises

On June 20, 2013, the Company issued 1,933,333 shares of its common stock to Asher Enterprises (“Asher”) in connection with a convertible promissory note entered into by and between the Company and Asher.

Issuance to Synergy Business Consultants

On June 17, 2013, the Company issued 1,000,000 shares of its common stock to Synergy Business Consultants for services rendered.

Private Placement Issuances

During the quarter ended June 30, 2013, the Company sold an aggregate of 7,791,657 shares of the Company’s restricted common stock to 21 “accredited investors” in private transactions.

Subsequent Issuances:

Issuance to Daniel Vesco Pursuant to Conversion of Series B Preferred Convertible Stock

Subsequent to June 30, 2013, 50,894 Preferred Series B shares were converted into 5,816,632 shares of the Company’s common stock.

Issuance to Asher Enterprises

Subsequent to June 20, 2013, the Company issued 16,021,785 shares of its common stock to Asher Enterprises (“Asher”) in connection with a convertible promissory note entered into by and between the Company and Asher.

Subsequent to the quarter ended June 30, 2013, the Company sold an aggregate of 10,970,818 shares of the Company’s restricted common stock to 15 “accredited investors” in private transactions.

Subsequent to the quarter ended June 30, 2013, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

NONE.

ITEM 5. OTHER INFORMATION

Quarterly Events

Effective April 16, 2013 and under the terms of a credit facility agreement with TCA Global Master Fund, LP (“TCA”), the Company has pledged all of its oil & gas assets as collateral. The Company makes requests for drawdowns periodically and TCA, in its sole discretion, will approve the requests. The funds are to be used for enhancing the producing assets of the Company. The first draw was received April 17, 2013 for $450,000 and is subject to an 11% note due October 17, 2013.

On April 22, 2013, the Company issued a press release in which it reported the closing of the Credit Facility Agreement with TCA.

On June 24, 2013, the Company issued a press release in which it reported on its rework and pipeline operations, reported the receipt of the first tranche of funding from TCA under the Credit Facility Agreement, reported the proposed engagement with Southridge Fund Management (“Southridge”) to provide financing to the Company and reported its DTC eligibility.

On June 27, 2013, the Company issued a press release reporting early production results from the Company’s operations in Oklahoma.

Subsequent Events

On July 1, 2013, the Company issued a press release in which it announced that Mr. Smith, the CEO of the Company, will be interviewed by The Wall Street Analyst

On July 2, 2013, the Company issued a press release in it which announced early production progress from rework operations in Oklahoma.

On July 11, 2013, the Company issued a press release in which it announced that it expects to add Mr. Judson F. Hoover (“Mr. Hoover”) to its Board of Directors in the near future. Mr. Hoover received his Bachelor of Science degree from Regis University in 1986. Shortly after graduation, he received his Certificate of Public Accounting in the State of Colorado. He has extensive experience in financial matters, mergers, acquisitions, restructuring, public company compliance, oil and gas operations, and real estate. From December 2004 to March 2007, Mr. Hoover served as CFO for Ness Energy International, a publicly traded oil and gas company with operations in Texas and Israel. From June 2007 to June 2009, he served as Controller for Union Drilling, Inc., a publicly traded oil services company. From 1997 to 2004 and from 2007 through 2010, Mr. Hoover provided consulting services relating to various aspects of international and national publicly held energy companies. From March 31, 2011 to September 28, 2012, Mr. Hoover had served as the Chief Financial Officer of Sun River Energy, Inc. With over 20 years of national and international experience in executive management, of which 10 years were in oil and gas and 22 years were served on behalf of publicly traded companies. As a result of the anticipated appointment of Mr. Hoover to the Company’s Board of Directors, the Board will be composed of three directors.

11

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

PETRON ENERGY II, INC.

Dated: August 9, 2013	By: /s/ Floyd L. Smith
Floyd Smith
Chief Executive Officer, President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PETRON ENERGY II, INC.

Dated: August 9, 2013	By: /s/ Floyd L. Smith
Floyd Smith
Chief Executive Officer
President, Treasurer and Director

PETRON ENERGY II, INC.

Dated: August 9, 2013	By: /s/ David Knepper
David Knepper
Director