Form 10-Q/A
period 2013-06-30
Petron Energy II, Inc.
filed 2013-08-26
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends Petron Energy II, Inc.'s Quarterly Report on Form 10-Q (the "Original Filing") originally filed on August 9, 2013 with the Securities and Exchange Commission (the "Commission"). We are filing this Amendment for the purpose of including certain information on the cover page of the Original Filing that was inadvertently omitted. For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of August 9, 2013, the filing date of the Original Filing. Except as stated herein, this Amended Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

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