Form 10-Q
period 2013-09-30
Petron Energy II, Inc.
filed 2013-11-07
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 222,382,437 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PETRON ENERGY II, INC.

PETRON ENERGY II, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$8,600	$17,089
Accounts Receivable	48,915	18,332
Total Current Assets	57,515	35,421
Pipeline, net of accumulated depreciation of $330,572 and $245,156, respectively	778,428	742,844
Producing Oil & Gas Properties, net of accumulated depletion of $836,195 and $731,795, respectively	1,773,278	1,424,729
Other Depreciable Equipment, net of accumulated depreciation of $88,693 and $45,361, respectively	638,599	71,915
Other Assets	31,531	34,790
TOTAL ASSETS	$3,279,351	$2,309,699
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$61,737	$—
Accounts Payable--Trade	1,382,699	716,140
Accounts Payable--Related Party	214,239	18,082
Accrued Liabilities	544,690	375,284
Derivative Liability	85,926	—
Notes Payable--short-term	484,679	170,500
Total Current Liabilities	2,773,970	1,280,006
Asset Retirement Obligation	222,000	40,278
Stock Issuance Liability	1,525,829	5,904,090
Notes Payable--long-term	275,000	250,000
TOTAL LIABILITIES	4,796,799	7,474,374
STOCKHOLDERS' DEFICIT
Preferred Stock, 10,000,000 authorized, 5,911,000 designated as follows:
Series A, $0.001 par value, 1,000 shares designated, issued and outstanding	1	1
Series B, $0.001 par value, 5,910,000 shares designated, 1,389,218 and 5,910,000 shares issued and outstanding, respectively	1,389	5,910
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 164,190,038 and 11,976,942 issued and outstanding, respectively	164,190	11,977
Additional Paid-In Capital	20,313,750	14,638,660
Accumulated Deficit	(21,996,778)	(19,821,223)
Total Stockholders' Deficit	(1,517,448)	(5,164,675)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,279,351	$2,309,699

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues
Oil & Gas Sales	$76,403	$78,808	$204,037	$274,384
Costs and Expenses
Cost of Revenue	133,753	42,287	475,750	189,266
Depletion and Depreciation	108,904	50,725	233,149	143,174
Impairment Charge	—	—	—	5,903,000
Derivative Expense	42,052	—	283,352	—
General and Administrative	138,497	310,221	1,120,675	1,388,514
Interest	122,118	5,798	266,666	5,798
Total Expenses	545,324	409,031	2,379,592	7,629,752
Loss from Operations Before Income Taxes	(468,921)	(330,223)	(2,175,555)	(7,355,368)
Income Taxes	—	—	—	—
Net Loss	$(468,921)	$(330,223)	$(2,175,555)	$(7,355,368)
Loss per share--basic and diluted	$(0.00)	$(0.03)	$(0.04)	$(0.65)
Weighted average number of shares--basic and diluted	108,475,130	11,339,587	60,440,132	11,347,341

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net Loss	$(2,175,555)	$(7,355,368)
Adjustments to reconcile net loss to cash used by operating activities:
Depletion and depreciation	233,148	143,174
Amortization of debt discount	155,760	—
Derivative expense	283,352	—
Impairment charge	—	5,903,000
Penalty interest	45,250	—
Common stock issued for services	95,198	149,483
Imputed interest on shareholders' notes payable	22,891	—
Common stock issued for lawsuit settlement	138,000	—
Note payable issued for services	25,000	—
Change in other asset and liabilities:
(Increase) Decrease in oil and gas receivables	(30,583)	29,704
Decrease in other assets	3,259	—
Increase in accounts payable	243,715	284,266
Increase in accrued liabilities	173,626	43,612
Decrease in asset retirement obligation	(3,900)	—
Cash used in operating activities	(790,839)	(802,129)
INVESTING ACTIVITIES
Investment in oil and gas properties	(267,326)	(215,923)
Pipeline investment	(121,000)	—
Purchase of other equipment	(610,016)	(7,810)
Accounts payable specifically for fixed asset purchases	619,000	—
Cash used in investing activities	(379,342)	(223,733)
FINANCING ACTIVITIES
Bank overdraft	61,737	66,433
Proceeds from sales of common stock	505,150	813,000
Proceeds from notes payable	674,630	63,000
Loan fees	(79,825)	—
Cash from financing activities	1,161,692	942,433

Decrease in cash	(8,489)	(83,429)
Cash at beginning of the period	17,089	106,850
Cash at end of the period	$8,600	$23,421
Supplemental Disclosure of Cash Flow Information
Non-Cash Investing and Financing Activities:
Oil & gas properties	$(185,622)	$(5,910,000)
Note payable	(221,336)	—
Common stock	107,436	—
Preferred stock	(4,521)	5,910
Additional paid-in capital	4,996,628	—
Derivative liability	(197,426)	—
Common stock issuance liability	(4,416,261)	5,904,090
Accrued Interest	(4,220)	—
Asset Retirement Obligation	185,622	—
Loan Fees	(260,300)	—
	$—	$—

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

1. INCORPORATION AND NATURE OF OPERATIONS

Petron Energy II, Inc. (“Petron” or the “Company”) was formerly known as Petron Energy Special Corp. and was incorporated in September 2007 under the laws of the State of Texas; and, on April 2011, was reincorporated in the state of Nevada. Pursuant to a Plan of Merger, the parent company, Petron Energy Special Corp. was merged into its wholly owned subsidiary, Petron Energy II, Inc. The surviving entity was Petron Energy II, Inc. The effective date of the Plan of Merger was January 3, 2012.

The Company is engaged primarily in the acquisition, development, production, exploration for and the sale of oil, gas and gas liquids in the United States. As of September 30, 2013 the Company is operating in the states of Texas and Oklahoma. In addition, the Company operates two gas gathering systems located in Tulsa, Wagoner, Rogers and Mayes counties of Oklahoma. The pipeline consists of approximately 132 miles of steel and poly pipe, a gas processing plant and other ancillary equipment. The Company sells its oil and gas products primarily to a domestic pipeline and to another oil company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Subsidiary Name	Organization Date
Petron Energy II Pipeline, Inc.	April 1, 2008
Petron Energy II Well Service, Inc.	July 1, 2008

The interim consolidated financial statements as of September 30, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The consolidated statements of operations reflect the results of operations of the Company for the three month and nine month periods ended September 30, 2013 and 2012. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $2,175,555 for the nine month period ended September 30, 2013 (2012 - $7,355,368) and at September 30, 2013 had an accumulated deficit of $21,996,778 (2012 – $18,850,528). While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Subsequent events

Subsequent to September 30, 2013 the Company entered into 2 convertible notes payable in the total amount of $145,000 with a financial institution. The notes bear interest at 8% and the conversion terms are a 50% discount of the stock market price based on the average of the three lowest closing prices for the ten trading days before conversion. The Company also entered into 3 convertible notes payable in the total amount of $149,000 with another financial institution. These notes bear interest at 9% and the conversion terms are a 50% discount from the lowest closing bid price during the ten trading days before conversion.

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

Results of Operations

For the Three Month Period Ended September 30, 2013 versus September 30, 2012

Revenue for the three month period ended September 30, 2013 was $76,403 compared to $78,808 for the three month period ended September 30, 2012. This was a decrease of $1,405. This decrease is due chiefly to a suspension of activity of our Knox county leases pending approval of plugging work from the Texas Railroad Commission which has been offset by production from the Edwards leases which were brought on-line in the three month period ended September 30, 2013. As of the date of this report, the plugging work required by the Texas Railroad Commission has started and we expect production to resume before the end of the year.

Net loss for the three month period ended September 30, 2013 was $468,921 compared to $330,223 for the three month period ended September 30, 2012. We incurred derivative expense of $42,052 for which we had none last year and we also incurred $122,118 in interest expense (including amortized loan fees) that the Company did not have last year. General and Administrative costs for the three month period ended September 30, 2013 were $138,497 compared to $310,221 for the three month period ended September 30, 2012. This was a decrease of $171,724. This decrease is attributable chiefly to a change in legal and consulting expenses. Other significant changes that contributed to the increase in the net loss were and increase in depreciation and depletion ($58,178) due to asset acquisitions and an increase in the cost of revenue due to the finalization of an administrative services agreement.

For the Nine Month Period Ended September 30, 2013 versus September 30, 2012

Revenue for the nine month period ended September 30, 2013 was $204,037 compared to $274,384 for the nine month period ended September 30, 2012. This was a decrease of $70,347. This decrease is due chiefly to a suspension of activity of our Knox county leases pending sending completion of plugging work required by the Texas Rail Road Commission. As of the date of this report, the plugging work required by the Texas Railroad Commission has started and we expect production to resume before the end of the year. The decrease was not as great since we put the Edwards leases into production in September of 2013.

Net loss for the nine month period ended September 30, 2013 was $2,175,555 compared to $7,355,368 net loss for the nine month period ended September 30, 2012. The loss is less in 2013 due to the $5,903,000 impairment recorded in 2012 for which there was no additional amount in 2013, plus a decrease in legal and consulting fees (recorded in General and Administrative expenses), offset to a certain extent by derivative expense of $283,352, which the Company did not have last year, and an increase in interest expense of 260,868 which reflects the cost of the financings entered into in 2013.

Liquidity and Capital Resources

As of September 30, 2013, the total liabilities were $3,270,970, excluding the stock issuance liability, compared to $1,570,284 as of December 31, 2012. The major reasons for the increase in the liabilities is the $450,000 draw on the line-of-credit, the increase in accruals for the litigation settlement, and an increase of over $900,000 in accounts payable. The Company’s assets were $3,279,351 at September 30, 2013 compared to $2,309,699 at December 31, 2012. The increase in the assets is from fixed asset purchases funded by the increase in accounts payable.

Cash Requirements

Our cash on hand as of September 30, 2013 was $8,600 compared to $17,089 as of December 31, 2012. The Company has incurred a net loss of $2,175,555 for the nine month period ended September 30, 2013 compared to a net loss of $7,355,368 for the nine month period ended September 30, 2012 and at September 30, 2013 had an accumulated deficit of $21,996,778 as compared to $19,821,223 at December 31, 2012. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Future Financings

We will continue to rely on equity sales of our common shares and debt proceeds in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective enough to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter, other than the hiring of a Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales and issuances of the Company’s common stock have been made since July 1, 2013 pursuant to the rule 506 exemption. All proceeds were used for general corporate purposes.

Quarterly Issuances:

Issuance to Daniel Vesco and Others Pursuant to Conversion of Series B Preferred Convertible Stock

During the quarter ended September 30, 2013, 952,762 shares of its Series B Preferred Convertible Stock were converted into 42,605,570 shares of the Company’s common stock.

Issuance to AGS Capital Group, LLC

During the quarter ended September 30, 2013, the Company issued 7,178,925 shares of its common stock to AGS Capital Group, LLC in connection with a convertible promissory note entered into by and between the Company and AGS Capital Group, LLC.

Issuance to ASC Recap, LLC

During the quarter ended September 30, 2013, the Company issued 7,593,037 shares of its common stock to ASC Recap, LLC in connection with a convertible promissory note entered into by and between the Company and ASC Recap, LLC.

Issuance to Asher Enterprises

During the quarter ended September 30, 2013, the Company issued 23,991,370 shares of its common stock to Asher Enterprises (“Asher”) in connection with two convertible promissory notes entered into by and between the Company and Asher.

Issuances to Certain Vendors

During the quarter ended September 30, 2013, the Company issued 2,489,283 shares of its common stock to certain vendors for services rendered.

Private Placement Issuances

During the quarter ended September 30, 2013, the Company sold an aggregate of 20,720,820 shares of the Company’s restricted common stock to 23 “accredited investors” in private transactions.

Subsequent Issuances:

Issuance to Daniel Vesco Pursuant to Conversion of Series B Preferred Convertible Stock

Subsequent to September 30, 2013, 304,520 Preferred Series B shares were converted into 35,500,000 shares of the Company’s common stock.

Issuance to Directors

Subsequent to September 30, 2013, the Company issued 1,089,100 shares to two of the Company’s directors for their fees.

Issuance to AGS Capital Group, LLC

Subsequent to September 30, 2013, the Company issued 16,650,668 shares of its common stock to AGS Capital Group, LLC in connection with a convertible promissory note entered into by and between the Company and AGS Capital Group, LLC.

Private Placement Issuances

Subsequent to September 30, 2013, the Company sold an aggregate of 833,332 shares of the Company’s restricted common stock to 2 “accredited investors” in private transactions.

Subsequent to September 30, 2013, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

NONE.

ITEM 5. OTHER INFORMATION

Quarterly Events

On July 1, 2013, the Company issued a press release in which it announced that Mr. Smith, the CEO of the Company, will be interviewed by The Wall Street Analyst

On July 2, 2013, the Company issued a press release in which it announced early production progress from rework operations in Oklahoma.

On July 24, 2013 the Company issued a press release in which it announced an additional 15% production increase from several wells in its Oklahoma properties.

On July 26, 2013 the Company issued a press release in which it announced the Company had obtained a new oil and gas lease in Oklahoma.

On August 1, 2013 the Company issued a press release in which it gave an update on the LaNina and Covenant wells in Oklahoma.

On August 6, 2013 the Company issued a press release in which it announced a 50% increase in gas production from rework operations.

On August 13, 2013 the Company announced that it will likely become profitable in the second quarter of 2014.

On August 22, 2013 the Company gave an update on the press release dated August 1, 2013.

On September 4, 2013, the Company announced a 15% increase in production from its Edwards lease in Oklahoma.

On September 24, 2013 the Company announced a 30% increase in production from its Edwards Leases in Oklahoma.

Subsequent Events

On October 30, 2013 the Company announced the signing of a letter of intent to acquire a 5% non-operating interest in six wells in the Bakken shale in North Dakota from Phoenix Energy, Inc. The Company also reported successful fracture stimulations on the Covenant #5 and Gerner #2 wells.

Subsequent to September 30, 2013 the Company entered into 2 convertible notes payable in the total amount of $145,000 with a financial institution. The notes bear interest at 8% and the conversion terms are a 50% discount of the stock market price based on the average of the three lowest closing prices for the ten trading days before conversion. The Company also entered into 3 convertible notes payable in the total amount of $149,000 with another financial institution. These notes bear interest at 9% and the conversion terms are a 50% discount from the lowest closing bid price during the ten trading days before conversion.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
Exhibit 3.1(1)	Articles of Incorporation
Exhibit 3.2(2)	Certificate of Amendment to Articles of Incorporation (100:1 Forward Split)
Exhibit 3.3(2)	Series A Preferred Stock Designation
Exhibit 3.4(1)	Bylaws
Exhibit 3.5(3)	Series B Preferred Stock Designation
Exhibit 3.6(3)	Plan of Reorganization and Asset Purchase Agreement with One Energy
Exhibit 10.23(2)	Oil and Gas Lease – Wagoner, Oklahoma
Exhibit 10.24(2)	Independent Petroleum Engineer Report
Exhibit 31.01	Certificate of the Chief Executive Officer and the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
Exhibit 31.02	Certificate of the Chief Executive Officer and the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
Exhibit 32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
Exhibit 32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
101.INS	XBRL Instance Document Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

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

PETRON ENERGY II, INC.

Dated: November 6, 2013	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer
President, and Treasurer

PETRON ENERGY II, INC.

Dated: November 6, 2013	By: /s/ Bob Currier
Bob Currier
Chief Financial Officer