Form 10-K
period 2013-12-31
Petron Energy II, Inc.
filed 2014-04-10
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

PETRON ENERGY II, INC.
(Name of registrant in its charter)

Nevada	333-160517	26- 3121630
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
17950 Preston Road, Suite 960 Dallas, Texas 75252 (Address of principal executive offices)
(972) 272-8190
(Registrant’s Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☑.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes☐ No☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,526,991, based upon the restated price ($0.0275) at which the common stock was sold as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

At April 7, 2014, there were 1,859,948,597 shares of the registrant's $0.0001 par value common stock issued and outstanding.

Documents Incorporated By Reference:  None

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “PEII”, “we”, “us” and “our” are references to Petron Energy II, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.	BUSINESS

Corporate History

The Company was incorporated in Nevada in August 2008 as a development stage company which planned to operate as a restaurant holding company, specializing in the development and expansion of proven independent restaurant concepts into multi-unit locations through corporate-owned stores, licensing, and franchising opportunities, funding permitting.

In August 2011, the Company entered into an asset purchase agreement with Petron Special (“Petron Asset Purchase Agreement”). Under the Petron Asset Purchase Agreement, the Company agreed to purchase substantially all of Petron Special’s assets (which consisted of various oil and gas interests, including Tulsa leases, two pipelines, and equipment).

In August 2011, before the Petron Asset Purchase Agreement was executed, Petron Special entered into an asset acquisition agreement with ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties (the “One Energy Asset Acquisition Agreement”) to acquire certain leases in Knox County, Texas.

In September 2011, the Company entered into two oil and gas leases and obtained rights to conduct oil and gas development and production activities on an aggregate of 320 acres (160 acres pursuant to each lease) located in Wagoner County, Oklahoma (the “Wagoner County Leases”). The terms of these leases vary but in all cases they remain in effect after the initial term as long as there is oil or gas production.

On September 9, 2011 the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation to change the Company’s name to Petron Energy II, Inc. and increase the Company’s authorized shares of stock to 1,000,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share, effective as of October 15, 2011.

In February 2012, the Company entered into the “Plan of Reorganization and Asset Purchase Agreement” with ONE Energy International Corp, (“OEI”), and its Affiliated Companies, which was intended to represent the final definitive agreement contemplated by the One Energy Asset Acquisition Agreement. Pursuant to the terms of the Plan of Reorganization and Asset Purchase Agreement, the Company assumed Petron Special’s rights and obligations under the One Energy Asset Acquisition Agreement.

In connection with the closing of the Petron Asset Purchase Agreement and the Plan of Reorganization and Asset Purchase Agreement, we changed our business focus to oil and gas development and production and related operations and ceased undertaking any restaurant related operations.

On December 5, 2013, the company filed a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 1,000,000,000 to 2,989,999,999. The Company filed a Certificate of Amendment to the Company’s Articles of Incorporation on February 4, 2014 to increase the number of authorized shares of the Company’s common stock from 2,989,999,999 to 6,010,000,000.

On February 27, 2014 the Company filed a Certificate of Amendment to increase the total number of authorized stock of the Corporation from 6,010,000,000 to 15,010,000,000 shares consisting of: (i) 15,000,000,000 shares of common stock, par value $0.001 per share; and (ii) 10,000,000 shares of preferred stock par value $0.001 per share.

On March 27, 2014 the Company filed a Certificate of Amendment to change the par value of its common stock from $0.001 per share to $0.0001 per share.

 Business Operations

The Company is engaged primarily in the acquisition, development, production, and sale of oil, gas and gas liquids in the United States. As of December 31, 2013, the Company is operating in the states of Texas and Oklahoma. In addition, the Company operates two gas gathering systems located in the Tulsa, Wagoner, Rogers and Mayes counties of Oklahoma. The pipelines consist of approximately 132 miles of steel and poly pipe, a gas processing plant and other ancillary equipment. The Company sells its oil and gas products primarily to a domestic pipeline and to other oil companies.

We plan to concentrate our development efforts in Texas and Oklahoma. The Petron Asset Purchase Agreement relates to our acquisition from Petron Special of approximately 1,500 leased acres (20 leases), on which the individual leases will need to be reworked in an effort to attempt to re-establish commercial production. We estimate the costs of reworking these leases at approximately $400,000 per lease and estimate that it will take approximately two months to rework each lease, funding permitting. We also assumed the One Energy Asset Acquisition Agreement, described above, located in Texas, including an additional 2,800 leased acres.

Our operations are focused in the United States (Texas and Oklahoma) because we believe focusing our operations in the United States offers us the following advantages:

• Low risk opportunities;

• Growth opportunities;

• Upside profit potential in connection with oil and unconventional gas reserves; and

• Availability of technological improvements which may increase oil and gas reserves.

Our target development market is the Woodford Shale in Oklahoma and the Tannehill Sand in North Texas. We believe both of these formations offer a high success rate with respect to developing productive leases and long-term cash flow. The properties and rights we acquired through the Petron Asset Purchase Agreement and the Plan of Reorganization and Asset Purchase Agreement as well as the Wagoner County leases are all located in the areas described in the Woodford Shale in Oklahoma and the Tannehill Sand in North Texas.

The Woodford Shale, also known as the Devonian Woodford Shale is located in south and north eastern Oklahoma. The Tannehill Sand field is located in Knox County in north central Texas.

The production life of a lease in each area noted above typically is 10 - 25 years. The Woodford Shale is primarily a natural gas trend; however some wells provide oil production along with gas production. In addition to the Woodford Shale, there are 4 separate pay zones (the Tyner, Misner, Burgen and Dutcher) which are oil pay zones, while the Tannehill pay zone in Knox County, Texas is primarily an oil pay zone.

The Company plans to engage primarily in the development and production of oil and gas leases in Oklahoma, East and North Texas and Western Louisiana over the next two years through one or more of the following activities: (i) acquisition of oil and gas leases (similar to the Wagoner County Leases); (ii) contract drilling on leases owned by the Company through investment partnerships and banking relationships sponsored by the Company; (iii) acquisition or oil and gas producing properties; and (iv) acquisition of oil and gas companies having properties (producing and non-producing). The Company will undertake workover projects based on engineering data on a lease by lease basis. At this time, we estimate the cost per lease to complete a workover project to be approximately $400,000.

We plan to continue to operate the natural gas pipelines which we acquired as part of the Petron Asset Purchase Agreement and to undertake workover activities on our oil and natural gas leases. Our currently planned workover activities include “water/CO2 gas flooding” and “hydraulic fracking,” as elaborated below.

Water/CO2 gas flooding

In primary natural resource recovery, the initial approach to produce oil is generally via natural reservoir pressure or simple mechanical pumps used to raise oil to the surface. Most shallow oil wells today have to be placed on a pump jack. Primary oil recovery can produce roughly 15-20% of the reservoir oil before the reservoir begins to experience pressure depletion problems. Secondary oil recovery methods are essential when we seek to reestablish commercial production from a reservoir. CO2-EOR secondary completion is our chosen procedure because it can be both effective and economical.

Recovering remaining oil from proven reservoirs can be achieved by injecting salt water and CO2 gas. The CO2-EOR method allows us to maintain reservoir pressure and push oil out of the reservoir rock to be collected. Prolonged oil production can be achieved effectively once primary production has tapered off by implementing an effective secondary recovery plan.

An efficiently designed CO2-EOR secondary completion plan can be a reliable and cost effective flooding project. The CO2-EOR method uses centrally located injection wells to re-pressurize the reservoir effectively creating a drive to move the in place oil.

These injection wells use a combination of saltwater and CO2 gas to force the remaining oil reserves toward the extremities of the oil field. By forcing Saltwater and CO2 gas into the crevices of an oil reservoir, oil can be ‘moved’ toward the producing wells and collected. Such techniques can raise production on these outer wells to near initial production numbers as well as allow for a total recovery of up to 15-20% of the remaining reserves.

Oil reservoirs suitable for CO2-EOR secondary recovery have gone on to produce for several years after implementation of the plan.

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

In addition to new technology and fracking mixtures, a myriad of other technologies can be applied to produce increased production results. We plan to constantly track different well completion strategies and production results to generate an approach that will yield:

• Higher initial flow rates;

• Slower decline rates; and

• Improved recoverability.

3

Projects

The chart below shows the location of the Company’s leases in the three counties in which we operate. The leases are in Tulsa County and Wagoner County in Oklahoma, and Knox County in Texas. All of these areas are described in more detail below.

 Tulsa County Leases

The Company’s interest in Tulsa County consists of three leases that encompass 280 acres. The Company has a 75% working interest and a 60.0% net revenue interest. The production from these leases consists of 100% oil.

 Wagoner County Leases

The Wagoner County leases consist of 820 acres with 9 individual leases. The Company has a 75% working interest in the leases and a 60.9% net revenue interest. The production from these leases consists of 55% oil. These leases have recompletion opportunities for water and natural gas injection.

Knox County Leases

The Company has a 100% working interest in the Knox County leases and an 81.25% net revenue interest. The leases include 2,315 acres (as depicted below) and an additional option on 500 acres. There are 8 leases in this group. The production from these leases consists of 100% oil. There are recompletion opportunities for water and natural gas injection.

Dependence on one or a few major customers

The nature of the oil and natural gas industry is not based on individual customers. Crude oil and natural gas products are sold to local and international brokers as well as to refineries.

Employees

The Company currently has four (4) employees, including Floyd L. Smith, its Chief Executive Officer, President and Director and Bob Currier, Chief Financial Officer.

Intellectual Property

The Company does not currently hold any intellectual property, patent rights, trademarks or copyrights. The Company does however maintain a website at www.petronenergy.net. The information on, or that may be accessed through, our website is not incorporated by reference into this filing and should not be considered a part of this filing.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS.

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. The Company's business is subject to many risk factors, including the following:

General Risks Related To The Company

There is substantial doubt as to whether we will continue operations. If we discontinue operations, you could lose your investment.

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we have incurred since our inception; (ii) our low level of operating revenues since inception, and (iii) our dependence on the sale of equity securities to continue in operation. We have signed an Investment Agreement for up to $10.0 million through sales of our common stock.  We anticipate that we will incur increased expenses without realizing enough revenues from operations in the near future. We therefore expect to incur significant losses in the near future. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain adequate additional financing from outside sources and eventually produce enough revenues, we may be forced to curtail or cease our operations. If this happens, you could lose all or part of your investment.

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

Shareholders may be diluted significantly through our efforts to obtain financing, satisfy obligations, and/or complete acquisitions through the issuance of additional shares of our common stock or other securities.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy the Company’s obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or other securities (including the shares of convertible preferred stock that have been issued to shareholders of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties in connection with the Asset Acquisition Agreement described above).

We have signed an Investment Agreement for up to $10.0 million through sales of our common stock. The Investment Agreement grants the investor the ability to buy a substantial number of shares of common stock in a series of private placement transactions at a price that is at a discount to the market price. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders.  We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations.  If we issue additional stock, investors' percentage interests in us will be diluted.  The result of this could reduce the value of current investors' stock.

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

Pursuant to the Plan of Reorganization and Asset Purchase Agreement, the Company agreed to acquire the assets of ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties in aggregate consideration for 5,910,00 shares of the Company’s Series B Convertible Preferred stock. Under the Plan of Reorganization and Asset Purchase Agreement, these shares of Series B Convertible preferred stock convert into common shares of the Company having a total value of $5,910,000. In accordance with the Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock, the conversion price was $0.188 per common share or, if conversion could not take place due to the Ownership Limitation as described below, the conversion price is the average trading price of the Company’s common stock on the five days prior to the date of conversion; have a vote of 1/100th of a common share; and cannot be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock (the “Ownership Limitation”).

5,199,562 shares of the Series B Convertible stock have been converted into an aggregate of 253,768,320 shares of the common stock of the Company. At March 14, 2014, we had 710,438 shares of Series B Convertible Preferred Stock issued and outstanding which had not converted because of the Ownership Limitation. The shareholders receiving the convertible preferred stock described above also received warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock with an exercise price of $0.08 per share.

Our Chief Executive Officer, Floyd L. Smith, holds Series A Preferred Stock which will provide him continuing voting control over the Company and, as a result, he will exercise significant control over corporate decisions.

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

We rely heavily on our Chief Executive Officer, President, Treasurer and Director, Floyd L. Smith (“Mr. Smith”). His experience and input creates the foundation for our business and he is responsible for the directorship and control over our operations. We do currently have an employment agreement with Mr. Smith (as described above), and we put into place a "key man" insurance policy on Mr. Smith in the amount of $3,000,000. Moving forward, should we lose the services of Mr. Smith, for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace Mr. Smith with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan. As a result of this, your investment in us could become devalued or worthless and we may be forced to abandon or change our business plan.

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have three Directors and two executive officers. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

We have a limited operating history in our current business focus of oil and gas production and, because of this, it may be difficult to evaluate our chances for success.

We were formed in August 2008 as a company specializing in restaurant consulting and investment activities. We only generated limited revenues in connection with such operations, and changed our business focus to oil and gas development activities in connection with our acquisition by Petron Special in August 2011 (described above). As such, we have a limited history in our current business of oil and gas development. We are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of oil and gas development may face significant competition, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

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

Oil, gas and natural gas liquid prices are volatile

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

Estimates of oil, gas, and NGL reserves are uncertain.

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

Future drilling results are uncertain and involve substantial costs.

Substantial costs are often required to locate and acquire properties and drill wells. Such activities are subject to numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The costs of drilling and completing wells are often uncertain. In addition, oil and gas properties can become damaged or drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to:

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

Income Taxes— The U.S. Congress could make significant changes to United States tax laws. Among potential significant changes would be the elimination of the immediate deduction for intangible drilling and development costs.

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

Our development, production and marketing operations are regulated extensively at the federal, state and local levels and are subject to interruption or termination by governmental and regulatory authorities based on environmental or other considerations. Moreover, we have incurred and will continue to incur costs in our efforts to comply with the requirements of environmental, safety and other regulations. Further, the regulatory environment in the oil and gas industry could change in ways that we cannot predict and that might substantially increase our costs of compliance and, in turn, materially and adversely affect our business, results of operations and financial condition.

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

Because of the inherent dangers involved in oil and gas operations, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expand a substantial amount of money in connection with litigation and/or settlements.

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

Risks Relating To Our Securities

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or ourselves. In addition, the OTCBB is subject to extreme price and volume fluctuations in general.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We do not expect to pay dividends in the foreseeable future.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of our business operations, it is anticipated that any earnings will be retained to finance our business operations and future expansion. Therefore, our stockholders will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all.

Trading in our common stock on the OTC Bulletin Board is limited and sporadic and fluctuates, making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common stock is quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “PEII”. We anticipate the market for our common stock on the OTCBB to be subject to fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;
•	our ability to generate revenues;
•	conditions and trends in the market for oil and natural gas; and
•	future acquisitions we may make.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates, or government regulations may adversely affect the market price and liquidity of our common stock.

If we are late in filing our quarterly or annual reports with the SEC or a Market Maker fails to quote our common stock on the OTCBB for a period of more than four days, we may be de-listed from the OTCBB.

Pursuant to OTCBB rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB. If we are late in our filings three times in any 24 month period and are de-listed from the OTCBB or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934 (the “Exchange Act”), commonly referred to as the “penny stock rule.”  Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules.

Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors.  “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares of common stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

State securities laws may limit secondary trading, which may restrict the state in which and conditions under which you can sell shares.

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

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest, and similar matters.

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

Your ownership interest may be diluted and the value of our common stock may decline by exercising the put right pursuant to the Investment Agreement.

Pursuant to the Investment Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to an investor at a price equal to a discount of 30% to the lowest closing price of our Common Stock for the ten (10) consecutive trading days immediately before the investor receives our notice of sale. The investor has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price.  If the investor sells the shares, the price of our Common Stock could decrease.  If our stock price decreases, the investor may have a further incentive to sell the shares of our Common Stock that it holds.  These sales may have a further impact on our stock price as well as a dilutive impact on your ownership interest.

Nevada law and our Articles of Incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders.

We have authorized capital stock consisting of 15,000,000,000 shares of common stock, $0.0001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of March 14, 2014, we had 1,368,493,108 shares of common stock outstanding, 1,000 shares of Series A Preferred Stock issued and outstanding, and 710,438 shares of Series B Convertible Preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares (similar to the Shares A Preferred Stock previously issued by the Board of Directors), provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights (similar to the Series A Preferred Stock already issued and outstanding) and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this filing and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information called for by this Item.

ITEM 2. PROPERTIES

We currently lease office space under a lease encompassing approximate 2,100 feet of space. Our offices are at 17950 Preston Road, Suite 960, Dallas, Texas 75252.

In September 2011, we obtained rights to the Wagoner County Leases, encompassing a total of 360 acres, as described above, and in February 2012, we obtained rights to the Tulsa County and Knox County Leases, as described above.

In addition the Company obtained rights to a 75% equity stake in two natural gas pipelines that, combined are 132 miles long in connection with the closing of various agreements as described herein.

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

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. In October 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol RCNC.OB; however, our common stock was subsequently delisted from the OTCBB due to our failure to timely file our Quarterly Report on Form 10-Q for the period ended February 28, 2011 on May 23, 2011.Our common stock was re-quoted on the OTCBB effective on August 9, 2011.On October 17, 2011, in connection with the effectiveness of the 100:1 forward stock-split affected pursuant to the Amendment described above, the Company’s trading symbol on the Over-The-Counter Bulletin Board changed to RCNCD.OB.

On November 29, 2011 our symbol was changed to “PEII.OB” to reflect our Company’s name change to Petron Energy II, Inc. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the period from January 1, 2012 through December 31, 2013, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Quarter
	First	Second	Third	Fourth

2012
High	n/a (1)	n/a (1)	n/a (1)	$ 0.1500
Low	n/a (1)	n/a (1)	n/a (1)	$ 0.1500
2013
High	$ 0.2450	$ 0.0960	$ 0.1000	$ 0.0290
Low	$ 0.1000	$ 0.0100	$ 0.0069	$ 0.0020

(1) - A trading market for our stock did not exist prior to December 27, 2012.

Description of Capital Stock

We have authorized capital stock consisting of 15,000,000,000 shares of common stock, $0.0001 par value per share (“Common Stock”) and 10,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).

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

The Series A Preferred Stock and the rights associated therewith could act to prevent or delay a change in control.

Series “B” Preferred Stock

The Certificate of Designation designating 6,000,000 shares of the Company’s Series B Preferred Stock was filed with the Secretary of State of Nevada on February 17, 2012. 5,910,000 shares of the Company’s Series B Preferred Stock were issued pursuant to the Plan of Reorganization and Asset Purchase Agreement, described above. A total of 5,199,562 shares of the Series B Convertible Preferred Stock have been converted into an aggregate of 142,653,320 shares of the Common Stock of the Company. At March 14, 2014, we had 710,438 shares of Series B Convertible Preferred Stock issued and outstanding which had not been converted because of the 9.99% ownership limitation set forth in the Certificate of Designation (the “Ownership Limitation”). The Series B Convertible Preferred Stock shares have a vote equal to 1/100th of a common share vote.

Warrants, Options and Convertible Securities

Floyd L. Smith, the Company’s Chief Executive Officer, President and Director, owns Stock Options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.039 per share, which have a term of five years, expiring on August 31, 2016, which were issued to in connection with his entry into an Executive Employment Agreement with the Company (described above).

The shareholders receiving the Series B Preferred Stock pursuant to the Plan of Reorganization and Asset Purchase Agreement received warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock with an exercise price of $0.80 per share.

 An investor was granted a common stock warrant for 100,000 shares. The exercise price is $1.40 per share and the warrant expires on August 9, 2015.

Record Holders

As of March 14, 2014, an aggregate of 1,368,493,108 shares of our common stock were issued and outstanding and were owned by approximately 635 holders of record, based on information provided by our transfer agent.  Additionally, there were 1,000 shares of Series A Preferred Stock issued and outstanding, and 710,438 shares of Series B Convertible Preferred stock issued and outstanding.

Dividends

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

Other than the foregoing, we have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future. We intend to devote any earnings to fund the operations and the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans in place, whether approved by the shareholders or not.

Recent Sales of Unregistered Securities

 On April 18, 2013, in connection with the TCA credit agreement, the Company issued 3,333,334 shares of its common stock to TCA.

During 2013, the Company issued 7,593,037 shares of its common stock to ASC Recap, LLC in connection with a convertible promissory note entered into by and between the Company and ASC Recap, LLC.

During 2013, the Company issued 26,140,220 shares of its common stock to Asher in connection with convertible promissory notes entered into by and between the Company and Asher.

During 2013, the Company sold an aggregate of 41,141,643 shares of the Company’s restricted common stock to 62 “accredited investors” in private transactions for aggregate consideration of $525,150.

During 2013 4,962,502 shares of its Series B Preferred Convertible Stock were converted into 142 ,653,320 shares of the Company’s common stock.

During 2013 the Company issued 65,539,280 shares of its common stock to AGS Capital Group, LLC in connection with convertible promissory notes entered into by and between the Company and AGS Capital Group, LLC.

During 2013, the Company issued 63,553,210 shares of its common stock to WHC Capital, LLC in connection with convertible promissory notes entered into by and between the Company and WHC Capital, LLC.

During 2013, the Company issued 68,782,347 shares of its common stock to Continental Equities, LLC in connection with convertible promissory notes entered into by and between the Company and Continental Equities, LLC.

During 2013, the Company issued 4,148,806 shares of its common stock to certain vendors and individuals for services rendered.

During 2013, the Company issued 2,950,477 shares of its common stock to an individual in connection with a settlement agreement.

During 2013, the Company issued 4,273,324 shares to two of the Company’s directors for their fees.

ITEM 6. SELECTED FINANCIAL DATA

 We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. We encourage you to review our “Risk Factors” set forth above.

PLAN OF OPERATIONS

The Company initially acquired pipelines, equipment and oil and gas rights in Tulsa County, Oklahoma from Petron Special Corporation pursuant to the Petron Asset Purchase Agreement. The Company also acquired certain oil and gas properties in Knox County Texas owned by ONE Energy Capital Corp., ONE Energy International Corp. and their affiliated parties, pursuant to the Plan of Reorganization and Asset Purchase Agreement. We have also separately acquired rights to the Wagoner County Leases.

 All existing leases which we acquired through the Petron Asset Purchase Agreement and the Plan of Reorganization and Asset Purchase Agreement will need to be reworked to reestablish production. Although there are several targets available within these existing wells, oil pay zones will be our primary focus considering the higher price point in the oil market currently. The second priority will be gas pay zones, primarily because of very soft price points in the gas market.

Our long-term plan is to grow the Company at an aggressive rate via three approaches, 1) lease acquisition and development, 2) industry level participation through current industry partners, and 3) acquisitions of small operators primarily in Texas and Oklahoma.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013

The following is a comparative summary statement of operations for the years ended December 31, 2013 and 2012:

	2013	2012
Revenues
Oil & Gas Sales	$276,421	$326,343
Costs and Expenses:
Cost of Revenue	634,945	538,616
Depletion and Depreciation	261,244	186,014
Impairment Charge	48,000	6,046,000
Derivative Expense	1,691,313	—
General and Administrative	1,547,774	1,736,427
Interest	394,240	145,349
Total Expenses	4,577,516	8,652,406
Net Loss	$(4,301,095)	$(8,326,063)

Revenue

The decrease in revenue in 2013 compared to 2012 was due to the net impact of the following events:

•	Due to a plugging requirement by the State of Texas, the Texas production was suspended until the plugging work was completed. This work was finished in 2014. The impact of this was a decrease in revenue in 2013 of approximately $31,000 compared to 2012.
•	Approximately $44,000 of revenue was recorded in 2012 that applied to 2011 production. This type of item did not occur in 2013. Due to questions concerning division of interests, the Company did not receive payment until April of 2012. This revenue was not recorded in 2011 due to the contingent nature of the amount.
•	In 2013 the Company brought a lease into production that did not produce in 2012. The revenue from the production on this lease was approximately $43,000.
•	Gas production was lower in 2013 due to well and pipeline repairs resulting in shutdowns. The revenue impact was a decrease of approximately $11,000.

Expenses

The Company began recording fees in costs of revenue, according to a Consulting and Operating Agreement with Petron Energy, Inc. in May of 2013. The increase in cost due to the fee of $25,000 per month offset reduced costs due to the lower production.

The increase in depletion and depreciation is related to the depreciation on approximately $996,047 of equipment purchased during 2013.

We recorded an impairment of $48,000 as a result of the ceiling test. In 2013 we started issuing convertible debt that included discounts from the market price for the common stock that is subject to issuance upon conversion. These agreements are the source of the derivative expense. The Company did not have these types of agreements in 2012.

Interest has increased due to the interest cost related to the TCA note that was executed in April 2013. In addition to the interest rate of the note, there is amortization of loan fees that have been recorded in interest expense.

 LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, the current liabilities other than the derivative liability were $3,217,526 and the Company’s current assets were $24,447. Cash for the period ended December 31, 2013 was $105, compared to $17,089 on December 31, 2012.   Effective April 16, 2013, we entered into a Credit Agreement with TCA Global Master Fund, LP (“TCA”). Under the terms of a credit agreement the Company has pledged all of its oil and gas assets as collateral. The Company makes requests for drawdowns periodically and the lender, in its sole discretion, will approve the requests. The funds are to be used for operations and enhancing the oil and gas producing assets of the Company. The first draw, under terms of an 11% note payable due October 17, 2013 was received April 17, 2013 for $450,000. This debt was refinanced in April 2014. Other than stated herein, the Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements for the next twelve months.

We anticipate that our operations will be supported by funds raised through the sale of debt or equity in the Company in private placement offerings and through revenues generated from our oil and gas operations. We anticipate the need for a minimum of $2.5 million in additional funding to continue our operations for the next twelve months. Assuming we are successful in raising a minimum of $10.0 million subsequent to the date of this filing through the sale of debt or equity securities through private placements, we will use the proceeds to settle the Company’s accounts payable and to complete the reworking of six leases. In the event that we are unsuccessful raising additional funds subsequent to the date hereof, we will move forward with our business plan and plan of operations in a scaled down form until such time that we can raise additional funds.

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

Pursuant to the terms of the Investment Agreement, CPUS committed to purchase up to $10,000,000 of our common stock over a period of up to thirty-six (36) months. From time to time during the thirty-six (36) months period commencing from the effectiveness of the registration statement, we may deliver a drawdown notice to CPUS which states the dollar amount that we intend to sell to CPUS on a date specified in the put notice. The maximum investment amount per notice shall be no more than two hundred seventy five percent (275%) of the average daily volume of the common stock for the ten consecutive trading days immediately prior to date of the applicable put notice. The purchase price per share to be paid by CPUS shall be calculated at a thirty percent (30%) discount to the lowest trading price of the common stock as reported by Bloomberg, L.P. during the ten (10) consecutive trading days immediately prior to the receipt by CPUS of the put notice. Additionally, the Company agreed to pay CPUS a commitment fee equal to $12,500 in the form of shares of the Company’s common stock, at a purchase price equal to 50% discount to the price per share on the closing date of the Investment Agreement. We have reserved 332,892,841 shares of our common stock for issuance under the Investment Agreement.

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

Earnings (loss) per share

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. The treasury stock method is used to determine the diluted effect of stock options and warrants. Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2013 and 2012 because common stock equivalents consisting of stock purchase warrants and stock options outstanding at December 31, 2013 and December 31, 2012, were anti-dilutive.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 (ASC 410) “Accounting for Asset Retirement Obligations”. SFAS 143 (ASC 410) requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Asset Retirement Obligation as of December 31, 2013 is $220,347.

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

Additional disclosure concerning subpart 1200 of Regulation S-K can be found in the Company’s financial statements and notes thereto are hereby incorporated by this reference to the Company’s most recent Quarterly Report for the period ended September 30, 2013, as filed on Form 10-Q with the SEC on November 7, 2013, and in this Annual Report for the year ended December 31, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PETRON ENERGY II, INC.

Financial Statements

For the Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Petron Energy II, Inc.

Dallas, TX 75252

We have audited the accompanying consolidated balance sheets of Petron Energy II, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petron Energy II, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/KWCO, PC

KWCO, PC

Odessa, TX 79762

April 10, 2014

PETRON ENERGY II, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$105	$17,089
Accounts Receivable	24,342	18,332
Total Current Assets	24,447	35,421

Pipeline, net of accumulated depreciation of $320,452 and $245,156, respectively	697,548	742,844
Producing Oil & Gas Properties, net of accumulated depletion of $865,165 and $731,795, respectively	1,803,632	1,424,729
Other Depreciable Equipment, net of accumulated depreciation of $125,309 and $45,361, respectively	609,732	71,915
Other Assets	1,532	34,790

TOTAL ASSETS	$3,136,891	$2,309,699

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$57,942	$—
Accounts Payable--Trade	1,282,779	716,140
Accounts Payable--Related Party	224,425	18,082
Accrued Liabilities	219,649	375,284
Derivative Liability	960,047	—
Notes Payable--current	1,432,731	170,500
Total Current Liabilities	4,177,573	1,280,006

Notes Payable--long-term	—	250,000
Asset Retirement Obligation	220,347	40,278
Stock Issuance Liability	946,551	5,904,090
TOTAL LIABILITIES	5,344,471	7,474,374
STOCKHOLDERS' DEFICIT
Preferred Stock, 10,000,000 authorized, 5,911,000 designated as follows:
Series A, $0.001 par value, 1,000 shares designated, issued and outstanding	1	1
Series B, $0.001 par value, 5,910,000 shares designated, 947,498 and 5,910,000 shares issued and outstanding, respectively	947	5,910
Common Stock, $0.0001 par value, 15,000,000,000 shares authorized; 442,085,940 and 11,976,942 issued and outstanding, respectively	44,209	1,198
Additional Paid-In Capital	21,869,581	14,649,439
Accumulated Deficit	(24,122,318)	(19,821,223)
Total Stockholders' Deficit	(2,207,580)	(5,164,675)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,136,891	$2,309,699

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012

Revenues
Oil & Gas Sales	$276,421	$326,343
Costs and Expenses
Cost of Revenue	634,945	538,616
Depletion and Depreciation	261,244	186,014
Impairment Charge	48,000	6,046,000
Derivative Expense	1,691,313	—
General and Administrative	1,547,774	1,736,427
Interest	394,240	145,349
Total Expenses	4,577,516	8,652,406
Loss from Operations Before Income Taxes	(4,301,095)	(8,326,063)
Income Taxes	—	—
Net Loss	$(4,301,095)	$(8,326,063)
Loss per share--basic and diluted	$(0.04)	$(0.72)
Weighted average number of shares--basic and diluted	121,078,256	11,517,282

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2013 and 2012

	Preferred Stock
	Series A		Series B		Common Stock		Additional
	Number		Number		Number		Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total

Balance December 31, 2011	1,000	$ 1	-	$ -	11,072,751	$ 1,107	$ 13,516,557	$ (11,495,160)	$ 2,022,505

Preferred Stock Issued for Oil Lease Acquisition			5,910,000	5,910					5,910
Common Stock Issued for Services					147,016	15	158,632		158,647
Common Stock Sales					717,175	72	838,254		838,326
Common Stock and Warrants Issued for Penalty Interest Related to Convertible Debt					40,000	4	135,996		136,000
Net Loss								(8,326,063)	(8,326,063)

Balance December 31, 2012	1,000	$ 1	5,910,000	$ 5,910	11,976,942	$ 1,198	$ 14,649,439	$ (19,821,223)	$ (5,164,675)

Common Stock and Warrants Issued for Services					8,422,130	842	136,232		137,074
Common Stock Issued in Lawsuit Settlement					2,950,477	296	137,704		138,000
Common Stock Issued for Loan Fees					3,333,334	333	159,967		160,300
Common Stock Sales					41,141,643	4,114	521,036		525,150
Conversion of Notes Payable					231,608,094	23,161	563,615		586,776
Derivative Liability Related to Note Conversions							731,266		731,266
Conversion of Preferred Stock			(4,962,502)	(4,963)	142,653,320	14,265	4,948,239		4,957,541
Imputed Interest on Shareholder Notes							22,082		22,082
Net Loss								(4,301,095)	(4,301,095)

Balance December 31, 2013	1,000	$ 1	947,498	$ 947	442,085,940	$ 44,209	$ 21,869,581	$ (24,122,318)	$ (2,207,580)

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOW

	Years Ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net Loss	$(4,301,095)	$(8,326,063)
Adjustments to reconcile net loss to
cash used by operating activities:
Depletion, depreciation and amortization	261,244	186,014
Accretion of asset retirement obligation	4,186	---
Amortization of debt discount	211,500	—
Derivative expense	1,691,313	—
Impairment charge	48,000	6,046,000
Imputed interest on shareholder loans	22,082	—
Penalty interest	45,250	—
Interest related to convertible debt	—	136,000
Common stock and warrants issued for services	137,075	158,647
Common stock issued for lawsuit settlement	138,000	—
Change in other assets and liabilities:
(Increase) Decrease in oil and gas receivables	(6,010)	35,134
Decrease (Increase) in other assets	33,258	(3,215)
Increase in accounts payable	595,081	273,026
(Decrease) Increase in accrued liabilities	(203,200)	303,127
Increase (Decrease) in related party payable	56,343	(32,535)
Decrease in asset retirement obligation	(9,739)	---
Cash used in operating activities	(1,276,712)	(1,223,865)
INVESTING ACTIVITIES
Investment in oil and gas properties	(348,241)	(94,049)
Pipeline investment	(30,000)	—
Accounts payable dedicated for asset purchase	453,000	—
Purchase of other equipment	(617,766)	(30,673)
Cash used in investing activities	(543,047)	(124,722)
FINANCING ACTIVITIES
Bank overdraft	57,942	—
Proceeds from notes payable	1,515,006	420,500
Payments on notes payable	(225,811)	—
Proceeds from sales of common stock	525,150	838,326
Advances from shareholders	375,000	—
Repayment of advances from shareholders	(225,000)	—
Loan fees	(138,325)	—
Increase in deposit to lender	(81,187)	—
Cash from financing activities	1,802,775	1,258,826

Decrease in cash	(16,984)	(89,761)
Cash at beginning of the period	17,089	106,850

Cash at end of the period	$105	$17,089

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$39,105	$6,849
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Oil & gas properties	$(185,622)	$(5,924,738)
Borrowings for accounts payable for equipment purchases	480,440	100,000
Accounts payable paid through borrowing	(480,440)	(100,000)
Notes payable	(569,342)	—
Accrued liabilities	(17,434)	14,738
Common stock	37,759	—
Preferred stock	(4,963)	5,910
Additional paid-in capital	6,403,085	—
Derivative liability	(731,266)	—
Stock issuance liability	(4,957,539)	5,904,090
Asset retirement obligation	185,622	—
Loan fees	(160,300)	—
	$—	$—

The accompanying notes are an integral part to these consolidated financial statements.

 PETRON ENERGY II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

1. INCORPORATION AND NATURE OF OPERATIONS

Petron Energy II, Inc. (“Petron Energy” or the “Company”) is engaged primarily in the acquisition, development, production, exploration for and the sale of oil, gas and gas liquids in the United States. The Company was incorporated in August 2008 under the laws of the State of Nevada. As of December 31, 2013 the Company is operating in the states of Texas and Oklahoma. In addition, the Company operates two gas gathering systems located in Tulsa, Wagoner, Rogers and Mayes counties of Oklahoma. The pipelines consist of approximately 132 miles of steel and poly pipe, a gas processing plant and other ancillary equipment. The Company sells its oil and gas products primarily to a domestic pipeline and to an oil company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries:

Subsidiary Name

Petron Energy II Pipeline, Inc.

Petron Energy II Well Services, Inc.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States. All intercompany transactions and account balances have been eliminated in consolidation.

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $4,301,095 for the year ended December 31, 2013 (2012 - $8,326,063) and at December 31, 2013 had an accumulated deficit of $24,122,318 (2012 - $19,821,223). While the Company has recognized significant revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2013 there were no cash equivalents.

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

Pursuant to full cost accounting rules, the Company must perform a ceiling test periodically on its proved oil and gas assets. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs. In 2013 and 2012 the Company recognized an impairment charge of $48,000 and $5,910,000, respectively, in accordance with the ceiling test.

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

Stock-based compensation

The Company accounts for stock options in accordance with FASB ASC 505, “Equity,” and FASB ASC 718, “Compensation—Stock Compensation.” Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the year ended December 31, 2013.

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

Advertising costs

The Company expenses advertising costs as these are incurred. There were no advertising costs in 2013 or 2012.

Revenue recognition

Oil and gas revenues are recognized when oil and gas is produced and sold.

Earnings (loss) per share

Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The treasury stock method is used to determine the diluted effect of stock options and warrants. Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2013 and 2012 because common stock equivalents would have been anti-dilutive.

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

Asset retirement obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 (ASC 410) “Accounting for Asset Retirement Obligations”. SFAS 143 (ASC 410) requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Asset Retirement Obligation as of December 31, 2013 is $220,347 which includes an increase of $180,069 for the year ended December 31, 2013.

Concentration of credit risk

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Management believes that these financial institutions are of high quality and the risk of loss is minimal. At December 31, 2013 the Company had no cash balances in excess of FDIC limits.

Financial instruments

The carrying amount of financial instruments including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value, unless otherwise stated as of December 31, 2013 and 2012.

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

Commitments

The Company amended its operating lease for its administrative office in Dallas, Texas on May 10, 2011. The lease will expire on April 30, 2014. The only lease commitment the Company has at December 31, 2013 is for $13,416 for the office rent through April 2014.

Total rental expense was approximately $38,776 and $40,012 for years ended December 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. PRODUCING OIL AND GAS PROPERTIES

The following summarizes the investment in producing oil & gas properties as of December 31, 2013 and 2012:

	2013	2012

Leasehold Cost	$753,373	$753,373
Development Cost	1,011,106	537,453
Tangible Equipment	876,948	865,698
	2,641,427	2,156,524
Accumulated Depreciation
and Depletion	(837,795)	(731,795)
Net Investment	$1,803,632	$1,424,729

Depletion expense for the years ended December 31, 2013 and 2012 was $106,000 and $103,000, respectively.

4. PIPELINE AND OTHER DEPRECIABLE EQUIPMENT

The following summarizes the investment in pipeline and other depreciable equipment as of December 31, 2013 and 2012:

	2013	2012

Pipeline	$1,018,000	$988,000
Accumulated Depreciation	(320,452)	(245,156)
Net Pipeline	$697,548	$742,844

Equipment and Other	$735,041	$117,276
Accumulated Depreciation	(125,309)	(45,361)
Net Equipment and Other	$609,732	$71,915

Depreciation expense for the years ended December 31, 2013 and 2012 was $155,244 and $83,014, respectively.

5. RELATED PARTY TRANSACTIONS

Petron Energy, Inc. is a company controlled by the Company’s majority shareholder. In 2013 and 2012, the Company paid Petron Energy, Inc. $225,000 and $61,163, respectively. These amounts have been reflected in the accompanying consolidated financial statements as charges from a related party and are included in lease operating expenses for the respective years. The Company has recorded $11,481 and $32,014 in revenue and $11,493 and $36,573 in lease operating expenses (including production taxes) for 2013 and 2012, respectively, representing the operations of wells operated by Petron Energy, Inc. in which the Company has a working interest.

Effective August 31, 2012, the Company entered into an Executive Employment Agreement with Floyd L. Smith.  Pursuant to the employment agreement, Mr. Smith agreed to serve as President and Chief Executive Officer of the Company for a term of five years, renewable thereafter for additional one year periods if not terminated by either party. The employment agreement provides for Mr. Smith to receive a salary of $200,000 per year; reimbursement for reasonable business expenses; the ability to earn a yearly bonus in the sole discretion of the Board of Directors of the Company; co-investment rights, providing Mr. Smith the right to participate in the amount of up to 20% of any acquisition, transaction or funding undertaken by the Company during the term of the employment agreement; stock options, as adjusted for the reverse stock split to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.039 per share, with cashless exercise rights and a five year term, which vested immediately upon the parties’ entry into the employment agreement; and 1,000 shares of Series A Preferred Stock which give Mr. Smith Super Majority Voting Rights.

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

6. NOTES PAYABLE

The following summarizes the outstanding notes payable as of December 31, 2013 and 2012:

	2013	2012

Draw from a $5,000,000 secured line of credit, interest at 11%, matures April 5, 2014	$450,000	$—
Unamortized loan costs	(87,125)
Cash deposit held by lender	(81,187)
	281,688
Unsecured notes from various investors, interest at 20%--25%, maturing on April 3, 2014, issued for overriding and working interests.	200,000	—
Convertible unsecured notes from a financial institution, interest at 12%, maturing on December 2 and December 6, 2014 with the first dates of conversion eligibility being December 2 and December 6, 2013. The conversion price is the lower of $0.015 per share or 30% of the lowest closing bid price for the common stock during the 20 trading days previous to the conversion date.	139,374	—
Convertible unsecured notes from a financial institution, interest at 8%, maturing October 25, 2014 and November 25, 2014, the respective first date of conversion eligibility for the respective notes with an applicable discount rate of 50% from the average trading price for the lowest three closing prices for the common stock during the 10 trading days previous to the conversion date.	133,000	—
Convertible unsecured notes from a financial institution, interest at 9%, maturing on October 28, 2014 November 22, 2014 and November 29, 2014, the respective first date of conversion eligibility with an applicable discount rate of 50% from the lowest closing bid price for the common stock during the 10 trading days previous to the conversion date.	131,169	—
Unsecured note from an investor, interest at 25%, matures April 3, 2014.	100,000	—
Unsecured notes from various investors, non - interest bearing, maturing from February to November 2014, issued for overriding and working interests.	75,000	250,000
Convertible unsecured note from a financial institution, interest at 8%, matures May 27, 2014. First date of conversion eligibility was February 28, 2014 with an applicable discount rate of 42% from the average trading price for the lowest 3 closing bid prices for the common stock during the 10 trading days previous to the conversion date.	68,000	—
Convertible unsecured note from a financial institution, interest at 8%, matures August 4, 2014. First date of conversion eligibility is April 30, 2014 with an applicable discount rate of 42% from the average trading price for the lowest 3 closing bid prices for the common stock during the 10 trading days previous to the conversion date.	53,000	—
Convertible unsecured note from a financial institution, interest at 10%, maturing on October 8, 2014. The first date of conversion eligibility was October 8, 2013. The conversion price is the lower of $0.0075 per share or 50% from average of the 2 lowest closing bid price for the common stock during the 15 trading days previous to the conversion date.	50,000	—
Initial draw under a convertible unsecured note from a financial institution, 10% original issue discount and a one-time 12% interest charge, matures December 9, 2014. First date of conversion eligibility was December 9, 2013. Conversion price is the lesser of $0.0025 per share or 60% of the lowest traded price for the common stock during the 25 trading days previous to the conversion date.	50,000	—

Unsecured note from an investor, interest at 20%, maturing on April 18, 2014	45,000	—
Convertible unsecured notes from a financial institution, interest at 8%, matures June 19, 2014. First date of conversion eligibility was December 19, 2013 with an applicable discount rate of 45% from the average trading price for the lowest 2 closing bid prices for the common stock during the 25 trading days previous to the conversion date.	44,000	—
Convertible unsecured note from a financial institution, interest at 8%, matures April 15, 2014. First date of conversion eligibility was January 10, 2014 with an applicable discount rate of 42% from the average trading price for the lowest 3 closing bid prices for the common stock during the 10 trading days previous to the conversion date.	32,500	—
Unsecured note from a company, interest at 5%, matures December 18, 2013.	30,000	—
Unsecured convertible note from an investor, interest at 10%, maturing February 9, 2013.	—	65,000
Convertible unsecured note from a financial institution, interest at 5%, matures April 30, 2013. First date of conversion eligibility was January 22, 2013 with an applicable discount rate of 42% from the average trading price for the lowest 3 closing bid prices for the common stock during the 10 trading days previous to the conversion date.	—	63,000
Convertible unsecured note from a financial institution, interest at 5%, matures April 9, 2013. First date of conversion eligibility was March 13, 2013 with an applicable discount rate of 42% from the average trading price for the lowest 3 closing bid prices for the common stock during the 10 trading days previous to the conversion date.	—	42,500
	1,432,731	420,500
Short-term portion	(1,432,731)	(170,500)
Long-term notes payable	$—	$250,000

7. DERIVATIVES

In 2013 the Company entered into numerous convertible debt agreements of six to twelve months in duration. At December 31, 2013 the Company had $701,043 in outstanding convertible debt obligations that bear interest from 5% to 12%. Interest expense recognized related to the convertible debt was $26,218. There were no detachable warrants included in the debt agreements. The derivative liability related to the convertible feature of these notes payable is $960,047 at December 31, 2013. Derivative expense recognized during the year was $1,691,313. The value of the conversion shares was determined using the Black-Scholes formula. In connection with the valuation of the conversion shares, the Company used the following assumptions: dividend yield—0%, risk free interest rate--.07%, volatility—377.99% and an expected term of 1/10th of a year.

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

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012

Net Loss	$4,301,095	$8,326,063
Income Tax Rate	34%	34%
Income Tax Benefit	1,462,372	2,830,861
Permanent Difference	(622,983)	(103,664)
Valuation Allowance Change	(839,389)	(2,727,197)
Deferred Income Tax (Recovery)	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012

Net Operating Loss Carryforwards	$3,586,257	$2,711,283
Impairments	2,071,960	2,055,640
Asset Retirement Obligation	4,080	---
Depletion and Depreciation	(279,485)	(223,500)
Net Deferred Tax Assets	5,382,812	4,543,423
Valuation Allowance	(5,382,812)	(4,543,423)
Deferred Tax Asset	$—	$—

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

The net operating loss carryforwards for income tax purposes are approximately $10,550,000 and will begin to expire in 2026. Neither the Company nor any of its subsidiaries have ever been the subject of an examination by the Internal Revenue Service.

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

On February 17, 2012, the Board of Directors designated “Series B Convertible Preferred Stock” with the number of shares initially constituting such series being up to 6,000,000 shares, issuing 5,910,000 for the acquisition of oil & gas properties in Knox County, Texas.

The Board of Directors does not formally approve the declaration of the preferred stock dividends; therefore, as checks for payment of preferred dividends are approved by the CEO of the Company, dividend expense is recognized. For the years ended December 31, 2013 and 2012, there were no preferred stock dividends.

Warrants

The following summarizes the stock purchase warrant transactions for the year ended December 31, 2013 and 2012:

	Number of Warrants	Weighted Average Exercise Price

Outstanding, December 31, 2011	1,000,000	$0.8000
Warrants Issued with Convertible Debt	100,000	$1.4000
Outstanding, December 31, 2012	1,100,000	$0.8545
Warrants Issued to an Officer	807,760	$0.0125
Outstanding, December 31, 2013	1,907,760	$0.4980

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair values of the common stock options, preferred stock and common stock issuances at December 31, 2013 and 2012 were as follows:

	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2012
Stock Warrants	$—	$84,000	$—	$84,000
Common Stock	$—	$52,000	$—	$52,000

2013
Stock Warrants	$—	$11,400	$—	$11,400
Common Stock	$—	$125,675	$—	$125,675
Convertible Debt Derivative:
Liability	$—	$960,047	$—	$960,047
Expense	$—	$1,691,313	$—	$1,691,313
Paid-in Capital	$—	$731,266	$—	$731,266

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through April 9, 2014, the date the consolidated financial statements were issued.

The Company filed a Certificate of Amendment (the “Third Amendment”) to the Company’s Articles of Incorporation on February 4, 2014 to increase the number of authorized shares of the Company’s common stock from 2,989,999,999 to 6,000,000,000 and on February 27, 2014 the Company filed a Certificate of Amendment (the “Fourth Amendment”) to increase the number of authorized shares of the Company’s common stock from 6,000,000,000 to 15,000,000,000. On March 27, 2014 the Company filed a Certificate of Amendment (the “Fifth Amendment”) to change the par value of its common stock from $0.001 per share to $0.0001 per share. As of the date of this registration statement, we have authorized capital stock consisting of 15,000,000,000 shares of common stock, $0.0001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share.

On December 13, 2013 the Company executed a $10,000,000 Investment Agreement whereby an investor will buy shares of the Company’s common stock, subject to certain limitations, as requested by the Company. The purchase price is at a 30% discount from the lowest closing bid price for the ten days before the purchase request. The Investment Agreement cannot be used until the Company as an effective Registration Statement filed with the Securities and Exchange Commission.

Subsequent to December 31, 2013 the Company has issued 1,417,862,657 shares of its common stock. 154,066,994 shares were issued for conversions of Preferred Stock, 990,314,609 were issued from conversions of notes payable and the remaining were purchased by accredited investors or issued for services rendered.

Other than the changes in the authorized shares of common stock and the change in the par value of the common stock, in the opinion of the Company’s management, there have been no other significant subsequent events since December 31, 2013.

12. SUPPLEMENTAL INFORMATION ON OIL & GAS (Unaudited)

	2013	2012
Capitalized Costs Relating to Oil and Gas Producing
Activities at December 31, 2013 and 2012

Proved Oil and Gas Properties	$ 2,438,541	$ 1,953,638
Proved Non-producing Oil and Gas Properties	202,886	202,886
	2,641,427	2,156,524
Less Accumulated Depletion	(837,795)	(731,795)

Net Capitalized Costs Relating to Oil and Gas Producing Activities	$ 1,803,632	$ 1,424,729

Costs incurred in Oil and Gas Producing Activities for the
year ended December 31, 2013 and 2012

Property acquisition cost:
Proved	$ -	$ 5,910,000
Unproved	-	-
Exploration and development costs	348,281	203,662

Depletion rate per equivalent barrel of production	$ 27.89	$ 34.92

Results for Operations for Oil and Gas Producing Activities for the
year ended December 31, 2013 and 2012

Oil and Gas Sales	$ 276,421	$ 293,798
Less: Production Costs	634,945	538,616
Depletion, Depreciation and Amortization	106,000	103,000
Impairment of oil and gas investment	48,000	6,046,000
	(512,524)	(6,393,818)
Income Tax Benefit	-	-

Results of Operations for Oil and Gas Producing Activities
(excluding corporate overhead and financing costs)	$ (512,524)	$ (6,393,818)

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

The following table sets forth estimated proved oil and gas reserves together with the changes therein for the years ended December 31, 2013 and 2012:
	2013		2012
	Oil	Gas	Oil	Gas
	(bbls)	(mcf)	(bbls)	(mcf)

Proved Developed and Undeveloped Reserves:
Beginning of the year	35,031	106,650	59,191	-
Revisions of previous estimate	3,125	95,541	(30,283)	106,650
Purchases	-	-	8,959	-
Production	(2,478)	(8,580)	(2,836)	-
End of the year	35,678	193,611	35,031	106,650
Proved Developed Reserves:
Beginning of year	35,031	106,650	59,191	-
End of year	35,678	193,611	35,031	106,650

The following table sets forth the Standardized Measure of Discounted Future Net
Cash Flows for 2013 and 2012 and shows the reconciliation of the changes therein:
	2013	2012
Standardized measure of Discounted Future
Net Cash Flows at December 31
Future cash inflows	$ 4,167,792	$ 3,611,006
Future production costs	(1,604,556)	(1,383,744)
Future development costs	(45,000)	(45,000)
	2,518,236	2,182,262
Future net cash flows 10% annual discount
for estimated timing of cash flows	(725,412)	(757,410)

Standardized measure of Discounted Future
Net Cash Flows relating to Proved Oil and
Gas Reserves	$ 1,792,824	$ 1,424,852
The following reconciles the change in the
standardized measure of discounted future
net cash flows during the year:
Beginning of the year	$ 1,424,852	$ 1,750,619
Purchases of minerals in place	-	231,772
Sales of oil and gas produced, net of
production costs	358,524	242,597
Net changes in prices and production costs	(1,317,946)	(496,481)
Development costs incurred during the year
which were previously estimated	-	94,661
Net change in estimated future development
costs	-	(35,339)
Revisions of previous quantity estimates	1,295,394	(1,133,600)
Change in discount	(32,000)	770,623
End of year	$ 1,792,824	$ 1,424,852

The main reason for the increase in the gas reserves in 2013 was the revision on one lease due to the better than expected production levels. The revision on this lease was an increase of 73,992 mcf. The increase in the gas reserves in 2012 was the result of development activity undertaken in 2012 that resulted in a reserve revision to proved developed.

In 2012 certain development efforts did not result in a favorable outcome when completed so the reserves relative to the lease were revised downward by 11,849. Also in 2012 there were wells taken out of production due to repair issues which resulted in a further downward revision of 16,705 barrels. All other revisions resulted in a net decrease in proved reserves of 1,729 barrels for a net total downward revision in 2012 of 30,283 barrels.

The 2012 purchases of minerals in place were from the acquisition of oil and gas interests in Knox, County, Texas. The Company exchanged preferred stock for these interests on February 27, 2012 as explained in footnote 9.

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

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

•	Provide reasonable assurance that the transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect of the financial statements.

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

As of December 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.”

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2013:

(1) Inadequate segregation of duties consistent with control objectives. The aforementioned material weakness was identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements.

Management believes that the material weakness set forth in Item (1) above did not have an effect on the Company's financial reporting in 2013. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

ITEM 9B. OTHER INFORMATION.

In 2013, 4,962,502 shares of the Company’s Series B Convertible preferred stock converted into an aggregate of 142,653,320 shares of the common stock of the Company. Under the Plan of Reorganization and Asset Purchase Agreement and the Certificate of Designation, these shares of Series B Convertible preferred stock convert into common shares of the Company having a total value of $5,910,000, based on the average trading price of the Company’s common stock on the five days prior to the date of conversion, which was on January 7, 2013 (the “Conversion Date”). However, the Series B cannot be converted by the holders thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding stock (the “Ownership Limitation”). At March 14, 2013, we had 710,438 shares of Series B Convertible Preferred Stock issued and outstanding, which had not converted because of the Ownership Limitation.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name, age and position of our Directors and executive officer. There are no other persons who can be classified as a promoter or controlling person of us. Our executive officer and Directors are as follows:

Name	Age	Position	Date Appointed
Floyd L. Smith	52	Chief Executive Officer, President, Secretary, Treasurer and Director	December 16, 2013
Bob Currier	63	Chief Financial Officer	July 15, 2013
David Knepper	61	Director	December 16, 2013
Judson F. Hoover	55	Director	December 16, 2013

 Background and Business Experience of Directors and Executive Officers

  Floyd L. Smith

Mr. Smith has served as the President of Petron Energy II, Inc. and its predecessor, Petron Special Energy Corp., an oil and gas exploration company since June 2007. Since May 2004, Mr. Smith has served as President of Petron Properties, LLP, a real estate company. From January 2004 to August 2008, Mr. Smith served as the President and owner of Murray Mortgage. Since October 1998 Mr. Smith has served as President of Petron Energy, Inc. From July 1992 to April 1998, Mr. Smith served as a broker at Grand Energy, Inc., working in sales. From August 1984 to July 1992, Mr. Smith served as a store manager in Wal-Mart Stores, Inc. Mr. Smith obtained his Bachelor’s Degree from Harding University, in Searcy, Arkansas in Business Administration in 1984.

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

Bob Currier

Mr. Currier has a CPA certificate and has over 35 years of experience both in the public accounting and corporate sectors. Since 1987, Mr. Currier has been involved with entrepreneurial ventures in industries ranging from medical to real estate to oil and gas. With these companies, he has been responsible for developing financial reporting systems, helping raise capital, implementing internal controls and budget preparation. His experience has included both public and private entrepreneurial companies. He has also worked on SEC reporting engagements on a contract basis.

Mr. Currier started his professional career in 1971 with the audit staff at Ernst & Ernst in Kansas City. After six years, he transferred to the Paris, France office where he spent six years working on the audit of the French national oil company (Elf Aquitaine) and U. S. companies such as Eli Lilly and Harris Corporation. On the French national oil company audit, he was responsible for the exploration and production subsidiaries, the consolidation and joint venture audits. From Paris, he moved to the Dallas office and transitioned from oil and gas auditing to entrepreneurial services and was named the Vice Chairman of the entrepreneurial services group. Mr. Currier’s experience with the entrepreneurial services group included working with business plans and financial projections for various start-up companies.

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

Judson F. Hoover

Judson Rick F. Hoover received his Bachelor of Science degree from Regis University in 1986. Shortly after graduation, he received his Certificate of Public Accounting in the State of Colorado. He has extensive experience in financial matters, mergers, acquisitions, restructuring, public company compliance, oil and gas operations, and real estate. From December 2004 to March 2007, Mr. Hoover served as CFO for Ness Energy International, a publicly traded oil and gas company with operations in Texas and Israel. From June 2007 to June 2009, he served as Controller for Union Drilling, Inc., a publicly traded oil services company. From 1997 to 2004 and from 2007 through 2010, Mr. Hoover provided consulting services relating to various aspects of international and national publicly held energy companies. From March 31, 2011 to September 28, 2012, Mr. Hoover had served as the Chief Financial Officer of Sun River Energy, Inc. With over 20 years of national and international experience in executive management, of which 10 years were in oil and gas and 22 years were served on behalf of publicly traded companies.

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

Term of Office

Each of our officers is elected by the Company’s Board of Directors to serve until the next annual meeting of Directors or until their successors are duly elected and qualified. Each of our Directors is elected by the Company’s shareholders and shall hold office until the next annual meeting of shareholders and until his/her successor shall have been duly elected and qualified.

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing with the exception of Bob Currier who was the Chief Financial Officer of a non-public mortgage company that declared bankruptcy in May 2011
(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

                                             i.            Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

                                            ii.            Engaging in any type of business practice; or

                                          iii.            Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
35

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

                                             i.            Any Federal or State securities or commodities law or regulation; or

                                            ii.            Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

                                          iii.            Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

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

Code of Ethics

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have three Directors and four employees. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal years ended December 31, 2013, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2013, 2012 and 2011:

Summary Compensation Table

						Non-Equity	Nonqualified
	Year					Incentive	Deferred
Name and	Ended			Stock	Option	Plan	Compensation	All Other
Principal	December	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	31	($)	($)	($)	($)	($)	($)	($)	($)

Floyd L. Smith CEO, President, Secretary, Treasurer and Director	2011	$181,331	—	$ 4,791 (1)	$ 377,456 (2)	—	—	—	$563,578
	2012	$200,000	—	—	—	—	—	—	$200,000
	2013	$200,000	—	—	—	—	—	—	$200,000

Bob Currier
CFO (3)	2013	$79,750	—	—	$11,400	—	—	—	$91,150

The table above does not include prerequisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2013.

(1) Represents the value, pursuant to Accounting Standards Codification Topic 718, of 1,000 shares of Series A Preferred Stock that the Company issued to Mr. Smith.

(2) Represents the value, pursuant to Accounting Standards Codification Topic 718, of Stock Options to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.0039 per share, which were granted to Mr. Smith pursuant to the terms of his Executive Employment Agreement, which grant was effective August 31, 2011. See ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for additional information on this agreement.

(3) Bob Currier was appointed as the Company’s Chief Financial Officer on July 15, 2013. Additionally, the Company entered into an Officer Employment Agreement with Mr. Currier (the “Employment Agreement”), effective July 1, 2013. See ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for additional information on this agreement.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the outstanding equity awards to our executive officers as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares awarded (#)
Floyd L. Smith	1,200,000	-	-	$0.039	August 31, 2016	-
Bob Currier	807,760	-	-	$0.0150	June 1, 2016	-
David Knepper	-	-	-	-	-	2,136,662
Judson F. Hoover	-	-	-	-	-	2,136,662

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors currently receive stock consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board of Directors reserves the right to grant stock options in the future if the Board, in its sole determination, believes such grants would be in the best interests of the Company.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2013, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; and (b) all current Directors and executive officers, as a group, and includes the 1,000 shares of Series A Preferred Stock and Super Majority Voting Rights associated with such Series A Preferred Stock which the Company agreed to issue to Mr. Smith pursuant to the Employment Agreement.

As of December 31, 2013, and including the securities described above, there were 442,085,940 shares of common stock issued and outstanding, 1,000 shares of Series A Preferred Stock issued and outstanding and 947,498 shares of Series B Preferred Stock issued and outstanding.

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

		Percentage	Preferred
		of	Stock Voting
	Common	Common	Rights	Total Voting
	Stock	Stock	(Represented	Shares	Total
Name and Address of	Beneficially	Beneficially	in Voting	Beneficially	Voting
Beneficial Owner (1)	Owned	Owned	Shares) (2)	Owned (3)	Percentage (4)

Floyd L. Smith CEO, President, Secretary, Treasurer and Director	3,966,089	0.9%	460,140,126	464,106,215	51.4%
David Knepper, Director	2,136,662	0.5%	-	2,136,662	0.2%
Judson Hoover, Director	2,136,662	0.5%	-	2,136,662	0.2%
Bob Currier, CFO	-	0.0%	-	-	0.0%
Daniel Vesco	37,500,000	8.5%	3,239	37,503,239	4.2%
AGS Capital Group	36,057,700	8.2%	-	36,057,700	4.0%
All Officers and Directors as a Group (4 persons)	8,239,413	1.9%	460,143,365	468,379,539	51.9%

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

(4) Based on an aggregate of 902,235,541 outstanding voting shares, calculated based on 442,085,940 shares of common stock issued and outstanding, 9,475 voting shares attributable to the Series B Preferred Stock, and 460,140,126 voting shares attributable to the Series A Preferred Stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Floyd Smith is not an independent director because he is also an executive officer of the Company. According to the NASDAQ definition, David Knepper and Judson Hoover are independent directors.

Related Party Transactions

Petron Energy, Inc. is a company controlled by the Company’s majority shareholder. In 2013 and 2012, the Company paid Petron Energy, Inc. $225,000 and $61,163, respectively. These amounts have been reflected in the accompanying consolidated financial statement as charges from a related party and are included in general and administrative expenses for the respective years.

Effective August 31, 2012, the Company entered into an Executive Employment Agreement with Floyd L. Smith.  Pursuant to the employment agreement, Mr. Smith agreed to serve as President and Chief Executive Officer of the Company for a term of five years, renewable thereafter for additional one year periods if not terminated by either party. The employment agreement provides for Mr. Smith to receive a salary of $200,000 per year; reimbursement for reasonable business expenses; the ability to earn a yearly bonus in the sole discretion of the Board of Directors of the Company; co-investment rights, providing Mr. Smith the right to participate in the amount of up to 20% of any acquisition, transaction or funding undertaken by the Company during the term of the employment agreement; pre-reverse split stock options to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.0039 per share, with cashless exercise rights and a five year term, which vested immediately upon the parties’ entry into the employment agreement; and 1,000 shares of Series A Preferred Stock which give Mr. Smith Super Majority Voting Rights.

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

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

• Disclosing such transactions in reports where required;

• Disclosing in any and all filings with the SEC, where required;

• Obtaining disinterested directors consent; and

• Obtaining shareholder consent where required.

Review, Approval and Ratification of Related Party Transactions

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31,
	2013	2012

Audit fees	$111,823	$116,812
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$111,823	$116,812

 Audit Fees

During the fiscal year ended December 31, 2013, we incurred approximately $111,823 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2013.

During the fiscal year ended December 31, 2012, we incurred approximately $116,812 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2012.

Audit-Related Fees

There were no fees billed during the fiscal years ended December 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A).

Tax Fees

There were no fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our principal accountant related to tax compliance, tax advice and tax planning.

All Other Fees

There were no fees billed during the fiscal years ended December 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A).

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit
Exhibit 3.1(1)	Articles of Incorporation
Exhibit 3.2(2)	Certificate of Amendment to Articles of Incorporation (100:1 Forward Split)
Exhibit 3.2a(4)	Certificate of Amendment to Articles of Incorporation dated December 5, 2013 increasing authorized common stock to 2,989,999,999 shares
Exhibit 3.2b(5)	Certificate of amendment to Articles of Incorporation dated February 4, 2014 increasing authorized common stock to 6,000,000,000 shares
Exhibit 3.2c(5)	Certificate of amendment to Articles of Incorporation dated February 27, 2014 increasing authorized common stock to 15,000,000,000 shares
Exhibit 3.2d(6)	Certificate of amendment to Articles of Incorporation dated March 27, 2014 changing the par value of the common stock from $0.001 to $0.0001
Exhibit 3.3(2)	Series A Preferred Stock Designation
Exhibit 3.4(1)	Bylaws
Exhibit 3.5(3)	Series B Preferred Stock Designation
Exhibit 3.6(3)	Plan of Reorganization and Asset Purchase Agreement with One Energy
Exhibit 10.23(2)	Oil and Gas Lease – Wagoner, Oklahoma
Exhibit 10.24*	Reserve Report of Forrest A. Garb & Associates, Inc., Independent Petroleum Engineers for the Year Ended December 31, 2013
Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certificate of the Chief Executive Officer and the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Filed as an exhibit to the Company’s S-1 Registration Statement filed with the Commission on December 16, 2013 and incorporated herein by reference.

(5) Filed as an exhibit to the Company’s Amendment 2 to its S-1 Registration Statement filed with the Commission on March 3, 2014 and incorporated herein by reference.

(6) Filed as an exhibit to the Company’s Report on Form 8-K filed with the Commission on April 3, 2014, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRON ENERGY II, INC.

Dated: April 10, 2014	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer), President, Treasurer and Director

PETRON ENERGY II, INC.

Dated: April 10, 2014	By: /s/ Bob Currier
Bob Currier
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer),

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PETRON ENERGY II, INC.

Dated: April 10, 2014	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer (Principal Executive Officer), President, Treasurer and Director

PETRON ENERGY II, INC.

Dated: April 10, 2014	By: /s/ David Knepper
David Knepper
Director

PETRON ENERGY II, INC.

Dated: April 10, 2014	By: /s/ Judson Hoover
Judson Hoover
Director

