Form 10-K/A
period 2013-12-31
Petron Energy II, Inc.
filed 2014-04-10
CIK 1467434

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

Documents Incorporated By Reference:  None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends Petron Energy II, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Original Filing”) originally filed on April 10, 2014 with the U.S. Securities and Exchange Commission (the “Commission”). We are filing this Amendment No. 1 for the purpose of revising the Company’s consolidated financial statements and related notes to correct non-material scrivener’s errors.

Except for the changes effected by this Amendment No. 1 on Form 10-K/A, no modification or update is otherwise made to any other disclosures or exhibits to the Original Filing.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-K/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING OF THE COMPANY’S ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 AND WE HAVE NOT UPDATED OR AMENDED ANY OTHER DISCLOSURE TO REFLECT SUBSEQUENT EVENTS SINCE THE ORIGINAL FILING DATE.

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

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2013 and 2012

	Preferred Stock
	Series A		Series B		Common Stock		Additional
	Number		Number		Number		Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total

Balance December 31, 2011	1,000	$ 1	-	$ -	11,072,751	$ 1,107	$ 13,516,557	$ (11,495,160)	$ 2,022,505

Preferred Stock Issued for Oil Lease Acquisition			5,910,000	5,910					5,910
Common Stock Issued for Services					147,016	15	158,632		158,647
Common Stock Sales					717,175	72	838,254		838,326
Common Stock and Warrants Issued for Penalty Interest Related to Convertible Debt					40,000	4	135,996		136,000
Net Loss								(8,326,063)	(8,326,063)

Balance December 31, 2012	1,000	$ 1	5,910,000	$ 5,910	11,976,942	$ 1,198	$ 14,649,439	$ (19,821,223)	$ (5,164,675)

Common Stock and Warrants Issued for Services					8,422,130	842	136,233		137,075
Common Stock Issued in Lawsuit Settlement					2,950,477	296	137,704		138,000
Common Stock Issued for Loan Fees					3,333,334	333	159,967		160,300
Common Stock Sales					41,141,643	4,114	521,036		525,150
Conversion of Notes Payable					231,608,094	23,161	563,615		586,776
Derivative Liability Related to Note Conversions							731,266		731,266
Conversion of Preferred Stock			(4,962,502)	(4,963)	142,653,320	14,265	4,948,237		4,957,539
Imputed Interest on Shareholder Notes							22,084		22,084
Net Loss								(4,301,095)	(4,301,095)

Balance December 31, 2013	1,000	$ 1	947,498	$ 947	442,085,940	$ 44,209	$ 21,869,581	$ (24,122,318)	$ (2,207,580)

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOW

	Years Ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net Loss	$(4,301,095)	$(8,326,063)
Adjustments to reconcile net loss to
cash used by operating activities:
Depletion, depreciation and amortization	261,244	186,014
Accretion of asset retirement obligation	4,186	---
Amortization of debt discount	211,500	—
Derivative expense	1,691,313	—
Impairment charge	48,000	6,046,000
Imputed interest on shareholder loans	22,084	—
Penalty interest	45,250	—
Interest related to convertible debt	—	136,000
Common stock and warrants issued for services	137,075	158,647
Common stock issued for lawsuit settlement	138,000	—
Change in other assets and liabilities:
(Increase) Decrease in oil and gas receivables	(6,010)	35,134
Decrease (Increase) in other assets	33,258	(3,215)
Increase in accounts payable	595,079	273,026
(Decrease) Increase in accrued liabilities	(203,200)	303,127
Increase (Decrease) in related party payable	56,343	(32,535)
Decrease in asset retirement obligation	(9,739)	---
Cash used in operating activities	(1,276,712)	(1,223,865)
INVESTING ACTIVITIES
Investment in oil and gas properties	(348,241)	(94,049)
Pipeline investment	(30,000)	—
Accounts payable dedicated for asset purchase	453,000	—
Purchase of other equipment	(617,766)	(30,673)
Cash used in investing activities	(543,047)	(124,722)
FINANCING ACTIVITIES
Bank overdraft	57,942	—
Proceeds from notes payable	1,515,006	420,500
Payments on notes payable	(225,811)	—
Proceeds from sales of common stock	525,150	838,326
Advances from shareholders	375,000	—
Repayment of advances from shareholders	(225,000)	—
Loan fees	(138,325)	—
Increase in deposit to lender	(81,187)	—
Cash from financing activities	1,802,775	1,258,826

Decrease in cash	(16,984)	(89,761)
Cash at beginning of the period	17,089	106,850

Cash at end of the period	$105	$17,089

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$39,105	$6,849
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Oil & gas properties	$(185,622)	$(5,924,738)
Borrowings for accounts payable for equipment purchases	480,440	100,000
Accounts payable paid through borrowing	(480,440)	(100,000)
Notes payable	(569,342)	—
Accrued liabilities	(17,434)	14,738
Common stock	37,759	—
Preferred stock	(4,963)	5,910
Additional paid-in capital	6,403,085	—
Derivative liability	(731,266)	—
Stock issuance liability	(4,957,539)	5,904,090
Asset retirement obligation	185,622	—
Loan fees	(160,300)	—
	$—	$—

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
	2013		2012
	Oil	Gas	Oil	Gas
	(bbls)	(mcf)	(bbls)	(mcf)

Proved Developed and Undeveloped Reserves:
Beginning of the year	35,031	106,650	59,191	-
Revisions of previous estimate	3,125	95,541	(30,283)	106,650
Purchases	-	-	8,959	-
Production	(2,478)	(8,580)	(2,836)	-
End of the year	35,678	193,611	35,031	106,650
Proved Developed Reserves:
Beginning of year	35,031	106,650	59,191	-
End of year	35,678	193,611	35,031	106,650

The following table sets forth the Standardized Measure of Discounted Future Net
Cash Flows for 2013 and 2012 and shows the reconciliation of the changes therein:
	2013	2012
Standardized measure of Discounted Future
Net Cash Flows at December 31
Future cash inflows	$ 4,167,792	$ 3,611,006
Future production costs	(1,604,556)	(1,383,744)
Future development costs	(45,000)	(45,000)
	2,518,236	2,182,262
Future net cash flows 10% annual discount
for estimated timing of cash flows	(725,412)	(757,410)

Standardized measure of Discounted Future
Net Cash Flows relating to Proved Oil and
Gas Reserves	$ 1,792,824	$ 1,424,852
The following reconciles the change in the
standardized measure of discounted future
net cash flows during the year:
Beginning of the year	$ 1,424,852	$ 1,750,619
Purchases of minerals in place	-	231,772
Sales of oil and gas produced, net of
production costs	358,524	242,597
Net changes in prices and production costs	(1,317,946)	(496,481)
Development costs incurred during the year
which were previously estimated	-	94,661
Net change in estimated future development
costs	-	(35,339)
Revisions of previous quantity estimates	1,295,394	(1,133,600)
Change in discount	32,000	770,623
End of year	$ 1,792,824	$ 1,424,852

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

