Form 10-Q
period 2014-03-31
Petron Energy II, Inc.
filed 2014-05-08
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

☐ Yes ☑ No

As of May 7, 2014, there were 3,106,934,040 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PETRON ENERGY II, INC.

PETRON ENERGY II, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	March 31, 2014	December 31, 2013
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$332	$105
Accounts Receivable	4,745	24,342
Total Current Assets	5,077	24,447

Pipeline, net of accumulated depreciation of $337,407 and $320,452, respectively	680,593	697,548
Producing Oil & Gas Properties, net of accumulated depletion of $863,795 and $837,759, respectively	1,787,546	1,803,632
Other Depreciable Equipment, net of accumulated depreciation of $163,664 and $125,309, respectively	575,752	609,732
Other Assets	1,532	1,532

TOTAL ASSETS	$3,050,500	$3,136,891

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$21,002	$57,942
Accounts Payable--Trade	1,251,831	1,282,779
Accounts Payable--Related Party	26,812	224,425
Accrued Liabilities	388,362	219,649
Derivative Liability	1,313,544	960,047
Notes Payable--current	1,460,244	1,432,731
Total Current Liabilities	4,461,795	4,177,573

Asset Retirement Obligation	126,687	220,347
Stock Issuance Liability	628,809	946,551
TOTAL LIABILITIES	5,217,291	5,344,471
STOCKHOLDERS' DEFICIT
Preferred Stock, 10,000,000 authorized, 5,911,000 designated as follows:
Series A, $0.001 par value, 1,000 shares designated, issued and outstanding	1	1
Series B, $0.001 par value, 5,910,000 shares designated, 629,438 and 947,498 shares issued and outstanding, respectively	629	947
Common Stock, $0.0001 par value, 15,000,000,000 shares authorized; 1,624,744,353 and 442,085,940 issued and outstanding, respectively	162,474	44,209
Additional Paid-In Capital	24,041,379	21,869,581
Accumulated Deficit	(26,371,274)	(24,122,318)
Total Stockholders' Deficit	(2,166,791)	(2,207,580)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,050,500	$3,136,891

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues

Oil & Gas Sales	$78,326	$106,874

Costs and Expenses

Cost of Revenue	172,695	103,300
Depletion and Depreciation	81,310	49,980
Derivative Expense	1,333,973	82,300
General and Administrative	598,288	200,321
Interest	141,016	54,562
Total Expenses	2,327,282	490,463

Loss from Operations Before Income Taxes	(2,248,956)	(383,589)

Income Taxes	—	—

Net Loss	$(2,248,956)	$(383,589)

Loss per share--basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares--basic and diluted	1,010,241,896	22,870,985

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2013 and the Three Months Ended March 31, 2014

	Preferred Stock
	Series A		Series B		Common Stock		Additional
	Number		Number		Number		Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total

Balance December 31, 2012	1,000	$ 1	5,910,000	$ 5,910	11,976,942	$ 1,198	$ 14,649,439	$ (19,821,223)	$ (5,164,675)

Common Stock and Warrants Issued for Services					8,422,130	842	136,233		137,075
Common Stock Issued in Lawsuit Settlement					2,950,477	296	137,704		138,000
Common Stock Issued for Loan Fees					3,333,334	333	159,967		160,300
Common Stock Sales					41,141,643	4,114	521,036		525,150
Conversion of Notes Payable					231,608,094	23,161	563,615		586,776
Derivative Expense							731,266		731,266
Conversion of Preferred Stock			(4,962,502)	(4,963)	142,653,320	14,265	4,948,237		4,957,539
Imputed Interest on Shareholder Notes							22,084		22,084
Net Loss								(4,301,095)	(4,301,095)

Balance December 31, 2014	1,000	1	947,498	947	442,085,940	44,209	21,869,581	(24,122,318)	(2,207,580)

Common Stock for Services					44,192,158	4,419	108,180		112,600
Common Stock Sales					239,841,679	23,984	263,826		287,810
Conversion of Notes Payable					744,557,582	74,456	514,814		589,270
Derivative Expense							980,476		980,476
Conversion of Preferred Stock			(318,560)	(318)	154,066,994	15,407	302,653		317,742
Imputed Interest on Shareholder Notes							1,849		1,849
Net Loss								(2,248,956)	(2,248,956)

Balance March 31, 2014 (unaudited)	1,000	$ 1	628,938	$ 629	1,624,744,353	$ 162,474	$ 24,041,379	$ (26,371,274)	$ (2,166,791)

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOW
(Unaudited)
	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net Loss	$(2,248,956)	$(383,589)
Adjustments to reconcile net loss to
cash used by operating activities:
Depletion, depreciation and amortization	81,310	49,980
Accretion of asset retirement obligation	4,195	—
Amortization of debt discount	74,655	—
Imputed interest on shareholder loans	1,849	—
Derivative expense	1,333,973	82,300
Penalty interest	—	45,250
Common stock issued for services	112,599	29,000
Change in other assets and liabilities:
Decrease/(Increase) in oil and gas receivables	19,597	(4,958)
Decrease in other assets	—	3,237
(Decrease)Increase in accounts payable	(30,948)	2,681
Decrease in asset retirement obligation	(97,855)	—
Increase(Decrease) in accrued liabilities	31,748	(69,959)
Decrease in related party payables	(47,613)	—
Cash used in operating activities	(765,446)	(246,058)
INVESTING ACTIVITIES
Investment in oil and gas properties	(34,414)	—
Proceeds from the sale of equipment	24,500	—
Purchase of other equipment	(4,375)	—
Cash used in investing activities	(14,289)	—
FINANCING ACTIVITIES
(Decrease) Increase in bank overdraft	(36,940)	65,849
Proceeds from sales of common stock	287,810	138,500
Proceeds from notes payable	653,483	25,000
Repayment of notes payable	(30,000)	—
Increase in deposit to lender	(94,391)	—
Cash from financing activities	779,962	229,349

Increase (Decrease) in cash	227	(16,709)
Cash at beginning of quarter	105	17,089

Cash at end of quarter	$332	$380
Supplemental Disclosure of Cash Flow Information
Non-Cash Investing and Financing Activities:
Notes payable	$(575,328)	$(15,000)
Common stock	89,863	19,117
Preferred stock	(318)	(4,123)
Additional paid-in capital	1,797,941	4,131,294
Derivative liability	(980,475)	(8,300)
Common stock issuance liability	(317,741)	(4,122,988)
Accrued liabilities	(13,942)	—
	$—	$—

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and 2013

(unaudited)

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

The Company is engaged primarily in the acquisition, development and production for and the sale of oil, gas and gas liquids in the United States. As of March 31, 2014 the Company is operating in the states of Texas and Oklahoma. In addition, the Company operates two gas gathering systems located in Tulsa, Wagoner, Rogers and Mayes counties of Oklahoma. The pipelines consist of approximately 132 miles of steel and poly pipe, a gas processing plant and other ancillary equipment. The Company sells its oil and gas products primarily to a domestic pipeline and to an oil company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Subsidiary Name	Organization Date
Petron Energy II Pipeline, Inc.	April 1, 2008
Petron Energy II Well Service, Inc.	July 1, 2008

The interim consolidated financial statements as of March 31, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2014 and 2013. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

 3. SUBSEQUENT EVENTS

On April 25, 2014 the Company was notified by the SEC that its S-1 related to an Investment Agreement entered into with CP US Income Fund (“CPUS”) was effective. Under the terms of the Investment Agreement, we may, from time to time during the thirty-six (36) month period commencing from the effectiveness of the registration statement, deliver a drawdown notice to CPUS which states the dollar amount that we intend to sell to CPUS on a date specified in the put notice. The maximum investment amount per notice shall be no more than two hundred seventy five percent (275%) of the average daily volume of the common stock for the ten consecutive trading days immediately prior to date of the applicable put notice. The purchase price per share to be paid by CPUS shall be calculated at a thirty percent (30%) discount to the lowest closing price of the common stock during the ten (10) consecutive trading days immediately prior to the receipt by CPUS of the drawdown notice. CPUS must purchase the shares requested as long as their ownership in the Company is 4.99% or less The Company and CPUS must mutually agree to any purchase by CPUS which results in the ownership by CPUS of greater than 4.99% of the then issued and outstanding common stock of the Company.

In April 2014 the Texas Railroad Commission acknowledged the satisfactory completion of the plugging operations by the Company in Knox County, Texas. The Texas Railroad Commission had suspended the Company’s right to produce in Texas pending the completion of this plugging project. The Company expects to receive and complete the forms necessary to resume production operations in Texas in May and resume production activities in June.

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

Results of Operations

A summary of operations for the first quarter of 2014 compared to the first quarter of 2013 follows:

	2014	2013

Revenues
Oil & Gas Sales	$78,326	$106,874

Costs and Expenses
Cost of Revenue	172,695	103,300
Depletion and Depreciation	81,310	49,980
Derivative Expense	1,333,973	82,300
General and Administrative	598,288	200,321
Interest	141,016	54,562
Total Expenses	2,327,282	490,463

Net Loss	$(2,248,956)	$(383,589)

The decrease in revenue of approximately $28,500 can be chiefly attributed to the fact that we have not had any production from Knox County, Texas in 2014. In the first quarter of 2013 we had revenue of $26,653 from Knox County. The production was stopped in Knox County in April of 2013 due to a requirement by the Texas Railroad Commission to plug certain wells. Due to capital constraints, this work was not completed until April of 2014. Production will resume as soon as we have the approval from the Texas Railroad Commission.

In May of 2013 we started recording fees related to a Consulting and Operating Agreement with Petron Energy, Inc. These fees are $25,000 per month and in 2014 they are recorded in cost of revenue. Since the fees started in May 2013, there are none recorded in the first quarter of 2013. The total of $75,000 is the chief reason for the increase in the cost of revenue of nearly $70,000.

Depletion and depreciation increased due to depreciation associated with a significant equipment purchase recorded after the first quarter of 2013.

In the first quarter of 2013 we started raising capital with convertible debt. The conversion terms of the convertible debt resulted in a beneficial conversion option to the lender. In accordance with GAAP we have expensed the beneficial conversion option. In the first quarter of 2014 we issued approximately $483,000 of debt with immediate convertibility as compared to none in the first quarter of 2013, although $154,500 of previously issued debt did become convertible in the first quarter of 2013. Conversions of debt were approximately $575,000 in the first quarter of 2014 and approximately $87,000 in the first quarter of 2013. The increase in the activity related to convertible debt is the reason for the increase in the derivative expense.

Significant items that contributed to the increase in the General and Administrative expenses for the first quarter of 2014 as compared to the first quarter of 2013 are:

	Approximate
Item	Increase	Description

Consultants	$ 60,000	This cost increase is related to more work in the area of Investor Relations
Director Fees	45,000	Director fees of $15,000 per month ($5,000 per director) started in August of 2013.
Payroll	40,000	Our Chief Financial Officer started in July 2013 so there is no similar cost in the first quarter 2013.
Financing Fees	50,000	Fees related to the various notes that were issued in the first quarter of 2014
Commissions	105,000	Investor Relations/Financing broker fee. See below.
Audit	60,000	We have recorded audit fees when billed. Last year most fees were billed in the second quarter
	$ 360,000

Subsequent to the end of the first quarter, we renegotiated an agreement with an individual who was working for the Company in the capacity of a financing broker and investor relations consultant. The renegotiated terms cover the time from January 2013 through April 2014. The relationship was discontinued as of the end of April. Since the full amount of the commitment was known at March 31, 2014 we decided to record the entire agreement as of the end of the first quarter.

Interest expense has increased due to the increase in the convertible debt, but also due to a line of credit agreement entered into with TCA Global Credit Master Fund, LP (“TCA”). This agreement was entered into in April of 2013. The initial draw was $450,000. The interest on this debt and the amortization of deferred loan fees are the chief reasons for the increase in the interest expense.

Liquidity and Capital Resources

As of March 31, 2014, we had a working capital deficit of approximately $4,454,000 as compared to a deficit in working capital of approximately $4,153,000 at December 31, 2013. The increase in the working capital deficit is due the combination of an increase in the derivative liability of $353,000 which more than offset a decrease in accounts payable and accrued expenses of approximately $301,000. We intend to fund ongoing operations by continuing to raise capital from debt and equity sources. Our efforts for the quarter ended March 31, 2014 resulted in capital being raised in the amount of approximately $941,000. On April 25, 2014 an S-1 Registration Statement filed by the Company became effective which allows us to access the $10,000,000 Investment Agreement the Company has with an investor. Pursuant to the terms of the Investment Agreement, the investor must fund requests made by the Company to purchase stock as long as the ownership limits are met. The purchase price of the stock per the Investment Agreement is 70% of the lowest closing bid price in the 10 days immediately before a funding request. In addition, management plans to continue to raise additional funds through equity and/or debt financing, but there is no certainty that such financing will be available or that it will be available at acceptable terms.

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

3

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

4

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances: The Company issued its common stock during the quarter ended March 31, 2014 in the following transactions:

•	Sold an aggregate of 239,841,679 shares of the Company’s restricted common stock to 42 “accredited investors” in private transactions for aggregate consideration of $287,810.
•	318,560 shares of the Company’s Series B Convertible preferred stock converted into an aggregate of 154,066,994 shares of the common stock of the Company. At March 31, 2014, we had 629,438 shares of Series B Convertible Preferred Stock issued and outstanding, which had not converted because of the Ownership Limitation The Ownership Limitation is defined as follows; The Series B Convertible Preferred Stock cannot be converted by a holder thereof if such conversion would result in the acquisition by such holder of more than 9.99% of the Company’s outstanding common stock.
•	Issued 20,358,824 shares of the Company’s restricted common stock to the Company’s directors for their fees.
•	Issued 23,833,334 shares of the Company’s restricted common stock to vendors for services rendered.
•	Issued 233,458,811 shares to AGS Capital Group, LLC in connection with convertible promissory notes entered into by and between the Company and AGS Capital Group, LLC related to a 3(a)(9) transaction.
•	Issued 111,318,172 shares of its common stock to WHC Capital, LLC in connection with convertible promissory notes entered into by and between the Company and WHC Capital, LLC related to a 3(a)(9) transaction.
•	Issued 44,473,361 shares of its common stock to Continental Equities, LLC in connection with convertible promissory notes entered into by and between the Company and Continental Equities, LLC related to a 3(a)(9) transaction.
•	Issued 95,518,769 shares of its common stock to Asher Enterprises, Inc. in connection with convertible promissory notes entered into by and between the Company and Asher Enterprises, Inc.
•	Issued 51,814,269 shares of its common stock to LG Capital Funding, LLC in connection with convertible promissory notes entered into by and between the Company and LG Capital Funding, LLC related to a 3(a)(9) transaction.
•	Issued 58,333,333 shares of its common stock to Union Capital, LLC in connection with a convertible promissory note entered into by and between the Company and Union Capital, LLC related to a 3(a)(9) transaction.
•	Issued 104,274,200 shares to Darling Capital, LLC in connection with a convertible promissory note entered into by and between the Company and Darling Capital, LLC related to a 3(a)(9) transaction.
•	Issued 34,950,000 shares to Auctus in connection with a convertible promissory note entered into by and between the Company and Auctus.

•	Issued 10,416,667 shares to Blackbridge Capital in connection with a convertible promissory note entered into by and between the Company and Blackbridge Capital related to a 3(a)(9) transaction.

2.	Subsequent Issuances:

Subsequent to the quarter ended March 31, 2014, the Company issued shares of common stock in the following transactions:

•	Sold an aggregate of 52,333,333 shares of the Company’s restricted common stock to 5 “accredited investors” in private transactions for aggregate consideration of $62,800.
•	Issued 7,758,621 shares of the Company’s restricted common stock to the Company’s directors for their fees.
•	Issued 27,480,000 shares of its common stock to WHC Capital, LLC in connection with a convertible promissory note entered into by and between the Company and WHC Capital, LLC related to a 3(a)(9) transaction.
•	Issued 74,379,172 shares of its common stock to Union Capital, LLC in connection with convertible promissory notes entered into by and between the Company and Union Capital, LLC related to a 3(a)(9) transaction.
•	Issued 97,042,587 shares to Darling Capital, LLC in connection with a convertible promissory note entered into by and between the Company and Darling Capital, LLC related to a 3(a)(9) transaction.
•	Issued 72,261,072 shares to Magna Group, LLC in connection with a debt exchange agreement entered into by and between the Company and Magna Group, LLC.

We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The securities were issued directly by us and did not involve a public offering or general solicitation. The recipient of the securities was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make her investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the securities, had such knowledge and experience in our financial and business matters that she was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to her investment decision. There were no commissions paid on the issuance and sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

NONE.

ITEM 5. OTHER INFORMATION

1.	Quarterly Events:

During the quarter ended March 31, 2014 the Company issued the following press releases:

•	On January 28, 2014 the Company announced that it opted out of a proposed acquisition in the Bakken Shale as a result of discoveries made during its due diligence.
•	On February 25, 2014 the Company provided an update of the plugging project of seven wells in Knox County, Texas.
•	On March 20, 2014 the Company announced the completion of the plugging project in Knox County, Texas. The completion of this work allows the Company to recommence oil production in Knox County upon final approval by the Texas Railroad Commission.

2.	Subsequent Events:

•	On April 14, 2014 the Company announced the commencement of drilling a saltwater supply well on, a key element to the workover project on the Snyder/Simon lease.
•	On April 25, 2014 the S-1 Registration Statement filed with the SEC was declared effective. The effectiveness of the registration statement will provide the Company with access $10,000,000 of capital pursuant to an Investment Agreement with an investor. The drawdown of the funds is based on a formula and can be used for three years.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
Exhibit 3.1(1)	Articles of Incorporation
Exhibit 3.2(2)	Certificate of Amendment to Articles of Incorporation (100:1 Forward Split)
Exhibit 3.2a(4)	Certificate of Amendment to Articles of Incorporation dated December 5, 2013 increasing authorized common stock to 2,989,999,999 shares
Exhibit 3.2b(5)	Certificate of amendment to Articles of Incorporation dated February 4, 2014 increasing authorized common stock to 6,000,000,000 shares
Exhibit 3.2c(5)	Certificate of amendment to Articles of Incorporation dated February 27, 2014 increasing authorized common stock to 15,000,000,000 shares
Exhibit 3.2d(6)	Certificate of amendment to Articles of Incorporation dated March 27, 2014 changing the par value of the common stock from $0.001 to $0.0001
Exhibit 3.3(2)	Series A Preferred Stock Designation
Exhibit 3.4(1)	Bylaws
Exhibit 3.5(3)	Series B Preferred Stock Designation
Exhibit 3.6(3)	Plan of Reorganization and Asset Purchase Agreement with One Energy
Exhibit 10.23(2)	Oil and Gas Lease – Wagoner, Oklahoma
Exhibit 10.24(7)	Reserve Report of Forrest A. Garb & Associates, Inc., Independent Petroleum Engineers for the Year Ended December 31, 2013
Exhibit 31.01	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.02	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.01	Certificate of the Chief Executive Officer and the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.02	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

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

(6) Filed as an exhibit to the Company’s Report on Form 8-K filed with the Commission on April 3, 2014 and incorporated herein by reference.

(7) Filed as an exhibit to the Company’s Report on Form 10-K filed with the Commission on April 9, 2014, and incorporated herein by reference.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PETRON ENERGY II, INC.

Dated: May 8, 2014	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer
President, and Treasurer

PETRON ENERGY II, INC.

Dated: May 8, 2014	By: /s/ Bob Currier
Bob Currier
Chief Financial Officer