Form 10-Q
period 2014-06-30
Petron Energy II, Inc.
filed 2014-08-07
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

☐ Yes ☑ No

As of August 5, 2014, there were 59,014,774 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

1

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PETRON ENERGY II, INC.
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS as of June 30, 2014 (unaudited)
and December 31, 2013	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS for the three months
and six months ended June 30, 2014 and 2013 (unaudited)	F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT for the
year ended December 31, 2013 and the six months ended June 30, 2014 (unaudited)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months
ended June 30, 2014 and 2013 (unaudited)	F-5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	F-6

PETRON ENERGY II, INC.
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2014	2013
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$—	$105
Accounts Receivable	25,384	24,342
Total Current Assets	25,384	24,447

Pipeline, net of accumulated depreciation of $354,373
and $320,452, respectively	663,627	697,548
Producing Oil & Gas Properties, net of accumulated depletion
of $884,795 and $837,759, respectively	2,174,752	1,803,632
Other Depreciable Equipment, net of accumulated
depreciation of $196,183 and $125,309, respectively	513,422	609,732
Other Assets	6,147	1,532

TOTAL ASSETS	$3,383,332	$3,136,891

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$8,589	$57,942
Accounts Payable--Trade	568,894	1,282,779
Accounts Payable--Related Party	—	224,425
Accrued Liabilities	384,491	219,649
Derivative Liability	1,650,758	960,047
Notes Payable--current	1,863,500	1,432,731
Total Current Liabilities	4,476,232	4,177,573

Asset Retirement Obligation	353,502	220,347
Stock Issuance Liability	568,869	946,551

TOTAL LIABILITIES	5,398,603	5,344,471
STOCKHOLDERS' DEFICIT
Preferred Stock, 10,000,000 authorized, 5,911,000 designated as follows:
Series A, $0.001 par value, 1,000 shares designated, issued and outstanding	1	1
Series B, $0.001 par value, 5,910,000 shares designated, 569,438 and
947,498 shares issued and outstanding, respectively	569	947
Common Stock, $0.00001 par value, 25,000,000,000 shares authorized,
20,648,147 and 884,172 issued and outstanding, respectively	206	9
Additional Paid-In Capital	28,677,473	21,913,781
Accumulated Deficit	(30,693,520)	(24,122,318)
Total Stockholders' Deficit	(2,015,271)	(2,207,580)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,383,332	$3,136,891

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues

Oil and Gas Sales	$33,201	$20,760	$111,527	$127,634

Costs and Expenses

Cost of Revenue	149,241	238,697	321,936	341,997
Depletion and Depreciation	70,485	74,265	151,795	124,245
Derivative Expense	3,126,054	159,000	4,460,027	241,300
General and Administrative	832,515	781,857	1,430,803	982,178
Interest	177,152	89,985	318,168	144,548
Total Expenses	4,355,447	1,343,805	6,682,729	1,834,268

Loss from Operations Before Income Taxes	(4,322,246)	(1,323,045)	(6,571,202)	(1,706,634)

Income Taxes	—	—	—	—

Net Loss	$(4,322,246)	$(1,323,045)	$(6,571,202)	$(1,706,634)

Loss per share--basic and diluted	$(0.43)	$(15.26)	$(1.02)	$(25.96)

Weighted average number of shares--basic and diluted	10,107,233	86,692	6,465,911	65,746

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the year ended December 31, 2013 and the six months ended June 30, 2014 (unaudited)

	Preferred Stock
	Series A		Series B		Common Stock		Additional
	Number		Number		Number		Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total

Balance December 31, 2012 as originally reported	1,000	$ 1	5,910,000	5,910	11,976,942	$ 1,198	$ 14,649,439	$ (19,821,223)	$ (5,164,675)

Reverse Stock Split					(11,952,988)	(1,198)	1,198

Balance December 31, 2012 (Restated)	1,000	1	5,910,000	5,910	23,954	-	14,650,637	(19,821,223)	(5,164,675)

Common Stock and Warrants Issued for Services					16,844	-	137,075		137,075
Common Stock Issued in Lawsuit Settlement					5,901	-	138,000		138,000
Common Stock Issued for Loan Fees					6,667	-	160,300		160,300
Common Stock Sales					82,283	1	525,149		525,150
Conversion of Notes Payable					463,216	5	586,771		586,776
Derivative Expense							731,266		731,266
Conversion of Preferred Stock			(4,962,502)	(4,963)	285,307	3	4,962,499		4,957,539
Imputed Interest on Shareholder Notes							22,084		22,084
Net Loss								(4,301,095)	(4,301,095)

Balance December 31, 2013	1,000	1	947,498	947	884,172	9	21,913,781	(24,122,318)	(2,207,580)

Common Stock for Services					293,651	3	217,597		217,600
Common Stock Sales					594,850	6	353,404		353,410
Issuances Related to Equity Purchase Line					600,000	6	119,114		119,120
Conversion of Notes Payable					17,667,340	176	1,922,492		1,922,668
Derivative Expense							3,769,316		3,769,316
Conversion of Preferred Stock			(378,060)	(378)	608,134	6	378,051		377,679
Imputed Interest on Shareholder Notes							3,718		3,718
Net Loss								(6,571,202)	(6,571,202)

Balance June 30, 2014 (unaudited)	1,000	$ 1	569,438	$ 569	20,648,147	$ 206	$ 28,677,473	$ (30,693,520)	$ (2,015,271)

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOW
(unaudited)
	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net Loss	$(6,571,202)	$(1,706,634)
Adjustments to reconcile net loss to
cash used by operating activities:
Depletion and depreciation	151,795	124,245
Accretion of asset retirement obligation	8,710	—
Amortization of debt discount	87,125	70,800
Imputed interest on shareholder loans	3,718	—
Derivative expense	4,460,027	241,300
Penalty interest	—	45,250
Common stock issued for services	217,600	46,500
Common stock issued for lawsuit settlement	—	138,000
Change in other assets and liabilities:
Increase in oil and gas receivables	(1,042)	(19,994)
(Increase) Decrease in other assets	(4,615)	3,237
(Decrease) Increase in accounts payable	(961,894)	169,597
Increase in accrued liabilities	174,717	203,443
Cash used in operating activities	(2,435,062)	(684,256)
INVESTING ACTIVITIES
Investment in oil and gas properties	(211,261)	—
Proceeds from the sale of equipment	24,500	—
Pipeline investment	—	(121,000)
Accounts payable dedicated for asset purchase	—	121,000
Purchase of other equipment	(7,563)	(2,516)
Cash used in investing activities	(194,324)	(2,516)
FINANCING ACTIVITIES
Increase in bank overdraft	(49,352)	63,295
Proceeds from sales of common stock	353,410	256,500
Proceeds from equity line	119,120	—
Proceeds from notes payable	3,050,823	431,811
Repayment of notes payable	(925,906)	—
Decrease in deposit to lender	81,187	—
Loan fees	—	(79,825)
Cash from financing activities	2,629,282	671,781

Decrease in cash	(105)	(14,991)
Cash at beginning of period	105	17,089

Cash at end of period	$—	$2,098

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing and Financing Activities:
Notes payable	$(1,560,658)	$(20,800)
Common stock	1,517,931	26,067
Preferred stock	(378)	(3,692)
Additional paid-in capital	3,298,215	3,869,515
Derivative liability	(2,790,514)	(22,300)
Common stock issuance liability	(377,681)	(3,588,490)
Accrued liabilities	(40,557)	—
Loan fees	—	(260,300)
Oil and gas properties	231,359	—
Asset retirement obligation	(231,359)	—
Other assets	(46,358)	—
	$—	$—

The accompanying notes are an integral part of these financial statements.

PETRON ENERGY II, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

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

The Company is engaged primarily in the acquisition, development, production, exploration for and the sale of oil, gas and gas liquids in the United States. As of June 30, 2014 the Company is operating in the states of Texas and Oklahoma. In addition, the Company operates two gas gathering systems located in Tulsa, Wagoner, Rogers and Mayes counties of Oklahoma. The pipeline consists of approximately 132 miles of steel and poly pipe, a gas processing plant and other ancillary equipment. The Company sells its oil and gas products primarily to a domestic pipeline and to another oil company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Subsidiary Name	Organization Date
Petron Energy II Pipeline, Inc.	April 1, 2008
Petron Energy II Well Service, Inc.	July 1, 2008

The interim consolidated financial statements as of June 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The consolidated statements of operations reflect the results of operations of the Company for the three month and six month periods ended June 30, 2014 and 2013. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

3. CAPITAL STRUCTURE

On May 30, 2014, the Company, by and through its Board of Directors and with written consent of a majority of its shareholders entitle to vote, filed an amendment to the Company’s Articles of Incorporation effectuating an increase in the total number of authorized stock of the Company from 15,010,000,000 to 25,010,000,000 shares consisting of 25,000,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

On June 20, 2014, the Company, by and through its Board of Directors and with written consent of a majority of its shareholders entitled to vote, effectuated an amendment to the Company’s Articles of Incorporation regarding a change in the par value of the Company’s common stock from $0.0001 per common stock share to $0.00001 per common stock share.

4. SUBSEQUENT EVENTS

On July 3, 2014, the Company effectuated a reverse stock split of its common shares whereby every five hundred (500) pre-split shares of common stock were exchanged for one (1) post-split share of the Company’s common stock. . All shares of common stock in the financial statements have been adjusted to reflect this reverse stock split.

On July 14, 2014 the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock from 25,000,000,000 to 2,000,000,000.

[End Notes to Financial Statements]

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the Three Month Period Ended June 30, 2014 versus June 30, 2013

Our net loss for the three month period ended June 30, 2014 was $4,322,346 as compared to a loss for the three month period ended June 30, 2013 of $1,323,045. The most significant factor contributing to this loss was our effort to satisfy our accounts payable through the issuance of convertible debt. The significance of this effort can be seen in the following condensed comparison of the results of operations for the three month periods ended June 30, 2014 and 2013:

	For the Three Months Ended
			Increase or
	June 2014	June 2013	(Decrease)	% Change

Revenue	$33,201	$20,760	$12,441	60%
Cost of Revenue	149,241	$238,693	$(89,452)	-37%
Depletion and Depreciation	70,485	74,265	(3,780)	-5%
Derivative Expense	3,126,054	159,000	2,967,054	1866%
General and Administrative Expense	832,515	781,857	50,658	6%
Interest Expense	177,152	89,986	87,166	97%
	4,355,447	1,343,801
Net Loss	$(4,322,246)	$(1,323,045)

In 2013 we were able to amicably settle a lease issue with a company related to one of our oil and gas leases in Oklahoma. We made an adjustment to reduce revenue by $22,610. After removing the impact of this adjustment, the revenue for the three month period ended June 2014 was approximately $10,000 lower than that of the comparable period in 2013. The reason for this decrease is that the largest producing lease, Simon, was shut down in April of 2014 to allow the Company to complete a secondary recovery workover project on the lease. The production decrease due to this project was offset somewhat by production from the Edwards lease that began in July 2013.

In 2013 the Company did not capitalize workover related expenditures since the Company was unsure of the reserve impact of the work and if the reserves did not show an adequate increase, the expenditures would have to be expensed as the result of the ceiling test. In 2014 the Company began to capitalize significant workover projects since the Company believes the increase in reserves will be enough to avoid being required to expense these items as the result of the ceiling test.

The Company obtained approximately $2,100,000 of convertible debt during three month period ended June 30, 2014. The cost of the original issue discount is the reason for the increase in the derivative expense. The increase in debt accounted for approximately $27,000 of interest. In June of 2014, the Company refinanced a loan and incurred a pre-payment penalty of $53,994 that was recorded in the interest expense category since it is financing related.

The following table shows the major changes in the components of the General and Administrative expenses for the three month period ended June 2014 as compared to the three month period ended June 2013:

	For the Three Months Ended
			Increase or
	June 2014	June 2013	(Decrease)

Debt issuance costs--TCA	$-	$196,500	$(196,500)	Fees associated with new debt in 2013 were not repeated in 2014
Lawsuit accrual	-	205,100	(205,100)	Lawsuit was settled in 2013, therefor, no further accrual needed in 2014
Convertible debt fees	222,000	50,000	172,000	Fees associated with the convertible debt issuances which were much higher in 2014
S-1 fees	13,500	-	13,500	No S-1 was file in 2013
Directors' fees	45,000	-	45,000	Director fees did not start until August 2013
Payroll	30,000	-	30,000	CFO was added to payroll in July 2013. The amount represents net increase over CFO costs in professional fees.
Investor relations	200,000	15,000	185,000	Significantly more investor relations activity in 2014
Working interest receivable write-off	9,000	-	9,000	Instead of trying to collect currently, we will collect from production, if adequate
All other items	313,015	315,257	(2,242)
Total	$832,515	$781,857	$50,658

For the Six Month Period Ended June 30, 2014 and June 30, 2013

Our net loss for the six month period ended June 30, 2014 was $4,322,246 as compared to a loss for the six month period ended June 30, 2013 of $1,323,045. For the three months ended June 30, 2014, the most significant factor that contributed to the loss was our efforts to satisfy our accounts payable through the issuance of convertible debt. The significance of this effort can be seen in the following condensed comparison of the results of operations for the six month periods ended June 30, 2014 and 2013:

	For the Six Months Ended
			Increase or
	June 2014	June 2013	(Decrease)	% Change

Revenue	$111,527	$127,634	$(16,107)	-13%
Cost of Revenue	321,936	341,997	(20,061)	-6%
Depletion and Depreciation	151,795	124,245	27,550	22%
Derivative Expense	4,460,027	241,300	4,218,727	1748%
General and Administrative Expense	1,430,803	982,178	448,625	46%
Interest Expense	318,168	144,548	173,620	120%
Net Loss	$(6,571,202)	$(1,706,634)

The biggest operating difference that affected revenue when comparing 2013 and 2014, in addition to the items mentioned above, was the forced stoppage of production in Knox County Texas as of the end of March 2013. The Texas Railroad Commission required us to cease production until some plugging work and other items were completed to their satisfaction. Production did not resume in Knox County until July of 2014. The value of production for the first three months of 2013 was approximately $26,700.

The cost of revenue change for the six months ended June 30, 2013 compared to the six months ended June 30, 2014 is due to fees related to a Consulting and Operating Agreement with Petron Energy, Inc. of $25,000 that started in May 2013 being offset by capitalized workover projects in 2014.

The increase in depletion and depreciation reflects the depreciation recorded in the first quarter of 2014 related to a significant equipment purchase made in the third quarter of 2013.

We have raised approximately $3,020,000 of convertible debt in the six month period ended June 30, 2014 as compared to $88,000 of convertible debt raised as of June 30, 2013. There are beneficial conversion options included in the convertible debt. The value of these beneficial conversion options is the reason for the increase in the derivative expense.

The following table shows the major changes in the components of the General and Administrative expenses for the period of six months ended June 2014 as compared to the period of six months ended June 2013:

	For the Six Months Ended
			Increase or
	June 2014	June 2013	(Decrease)

Debt issuance costs--TCA	$-	$196,500	$(196,500)	Fees associated with new debt in 2013 were not repeated in 2014
Lawsuit accrual	-	205,100	(205,100)	Lawsuit was settled in 2013, therefore, no further accrual needed in 2014
Convertible debt fees	395,000	75,000	320,000	Fees associated with the convertible debt issuances which were much higher in 2014
S-1 fees	13,500	-	13,500	No S-1 was file in 2013
Directors' fees	90,000	-	90,000	Director fees did not start until August 2013
Payroll	60,000	-	60,000	CFO was added to payroll in July 2013. The amount represents net increase over CFO costs in professional fees.
Investor relations	345,900	27,000	318,900	Significantly more investor relations activity in 2014
Working interest receivable write-off	41,000	-	41,000	Instead of trying to collect currently, we will collect from production, if adequate
All other items	485,403	478,578	6,825
Total	$1,430,803	$982,178	$448,625

Liquidity and Capital Resources

As of June 30, 2014, we had a working capital deficit of approximately $4,450,000 as compared to a deficit in working capital of approximately $4,153,000 at December 31, 2013. The increase in the working capital deficit is due the combination of an increase in the derivative liability and current notes payable of approximately $1,121,000 which more than offset a decrease in accounts payable and accrued expenses of approximately $814,000. We intend to fund ongoing operations by continuing to raise capital from debt and equity sources. Our efforts for the quarter ended June 30, 2014 resulted in capital being raised in the amount of approximately $2,201,000. A significant part of our capital plan is to continue to draw down from the $10,000,000 investment agreement with CPUS Investment Group, LLC dated December 13, 2013 (the “Investment Agreement”) that is in place. During the period of three months ended June 30, 2014 we drew down approximately $119,000. Pursuant to the terms of the Investment Agreement, the investor must fund requests made by the Company to purchase stock as long as the ownership limits are met. The purchase price of the stock per the Investment Agreement is 70% of the lowest closing bid price in the 10 days immediately before a funding request. In addition, management plans to continue to raise additional funds through equity and/or debt financing, but there is no certainty that such financing will be available or that it will be available at acceptable terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances—All amounts have been adjusted to reflect the impact of the 1 for 500 reverse stock split that was effective July 3, 2014:

The Company issued its common stock during the quarter ended June 30, 2014 in the following transactions:

•	Sold an aggregate of 115,167 shares of the Company’s restricted common stock to 7 “accredited investors” in private transactions for aggregate consideration of $65,600.
•	60,000 shares of the Company’s Series B Convertible Preferred Stock converted into an aggregate of 300,000 shares of the common stock of the Company.
•	Issued 125,984 shares of the Company’s restricted common stock to the Company’s directors for their fees.
•	Issued 167,667 shares of the Company’s restricted common stock to vendors for services rendered.
•	Issued 2,390,173 shares of its common stock to AGS Capital Group, LLC in connection with convertible promissory notes entered into by and between the Company and AGS Capital Group, LLC related to 3(a)(9) transactions.
•	Issued 1,238,957 shares of its common stock to WHC Capital, LLC in connection with convertible promissory notes entered into by and between the Company and WHC Capital, LLC related to 3(a)(9) transactions.
•	Issued 359,451 shares of its common stock to Asher Enterprises, Inc. Capital, LLC in connection with convertible promissory notes entered into by and between the Company and Asher Enterprises, Inc.
•	Issued 1,556,542 shares of its common stock to LG Capital Funding, LLC in connection with convertible promissory notes entered into by and between the Company and LG Capital Funding, LLC related to 3(a)(9) transactions.

•	Issued 853,884 shares of its common stock to Union Capital, LLC in connection with convertible promissory notes entered into by and between the Company and Union Capital, LLC related to 3(a)(9) transactions.
•	Issued 2,537,736 shares of its common stock to Darling Capital, LLC in connection with convertible promissory notes entered into by and between the Company and Darling Capital, LLC related to 3(a)(9) transactions.
•	Issued 332,195 shares of its common stock to Auctus Private Equity Fund, LLC in connection with a convertible promissory note entered into by and between the Company and Auctus Private Equity Fund, LLC.
•	Issued 687,749 shares of its common stock to an Institutional Investor in connection with a debt exchange agreement entered into by and between the Company and the Institutional Investor related to a 3(a)(9) transaction.
•	Issued 698,000 shares of its common stock to JMJ Financial in connection with a convertible promissory note entered into by and between the Company and JMJ Financial.
•	Issued 557,192 shares of its common stock to May Davis Partners Acquisition Company, LLC in connection with a convertible promissory note entered into by and between the Company and Continental Equities, LLC and assigned to May Davis Partners Acquisition Company, LLC by Continental Equities, LLC related to a 3(a)(9) transaction.
•	Issued 1,986,892 shares of its common stock to Tangiers Investment Group, LLC in connection with a convertible promissory note entered into by and between the Company and Tangiers Investment Group, LLC related to 3(a)(10) transaction.
•	Issued 2,803,843 shares of its common stock to Redwood Management, LLC in connection with convertible promissory notes entered into by and between the Company and Redwood Management, LLC related to 3(a)(9) transactions.
•	Issued 175,612 shares of its common stock to Lotus Capital Markets, LLC in connection with a convertible promissory note entered into by and between the Company and Continental Equities, LLC and assigned to Lotus Capital Markets, LLC by Continental Equities, LLC related to a 3(a)(9) transaction.

2.	Subsequent Issuances—All amounts have been adjusted to reflect the impact of the 1 for 500 reverse stock split that was effective July 3, 2014:

Subsequent to the quarter ended June 30, 2014, the Company issued shares of common stock in the following transactions:

•	Issued 114,545 shares of the Company’s restricted common stock to the Company’s directors for their fees.
•	Issued 668,209 shares of its common stock to Redwood Management, LLC in connection with convertible promissory notes entered into by and between the Company and Redwood Management, LLC related to 3(a)(9) transactions.
•	Issued 604,734 shares of its common stock to LG Capital Funding, LLC in connection with convertible promissory notes entered into by and between the Company and LG Capital Funding, LLC related to 3(a)(9) transactions.

•	Issued 1,015,866 shares of its common stock to Union Capital, LLC in connection with convertible promissory notes entered into by and between the Company and Union Capital, LLC related to 3(a)(9) transactions.
•	Issued 109,603 shares of its common stock to AGS Capital Group, LLC in connection with convertible promissory notes entered into by and between the Company and AGS Capital Group, LLC related to 3(a)(9) transactions.

We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The securities were issued directly by us and did not involve a public offering or general solicitation. The recipient of the securities was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the securities, had such knowledge and experience in our financial and business matters that she was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to her investment decision. There were no commissions paid on the issuance and sale of the shares

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

NONE.

ITEM 5. OTHER INFORMATION

Quarterly Events

NONE

Subsequent Events

NONE

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
Exhibit 3.1(1)	Articles of Incorporation
Exhibit 3.2(2)	Certificate of Amendment to Articles of Incorporation
Exhibit 3.2a(4)	Certificate of Amendment to Articles of Incorporation dated December 5, 2013 increasing authorized common stock to 2,989,999,999 shares
Exhibit 3.2b(5)	Certificate of Amendment to Articles of Incorporation dated February 4, 2014 increasing authorized common stock to 6,000,000,000 shares
Exhibit 3.2c(5)	Certificate of Amendment to Articles of Incorporation dated February 27, 2014 increasing authorized common stock to 15,000,000,000 shares
Exhibit 3.2d(6)	Certificate of Amendment to Articles of Incorporation dated March 27, 2014 changing the par value of the common stock from $0.001 to $0.0001
Exhibit 3.2e(8)	Certificate of Amendment to Articles of Incorporation dated May 30, 2014 increasing authorized common stock to 25,000,000,000 shares
Exhibit 3.2f(9)	Certificate of Amendment to Articles of Incorporation dated June 20, 2014 changing the par value of the common stock from $0.0001 to $0.00001
Exhibit 3.3(2)	Series A Preferred Stock Designation
Exhibit 3.4(1)	Bylaws
Exhibit 3.5(3)	Series B Preferred Stock Designation
Exhibit 3.6(3)	Plan of Reorganization and Asset Purchase Agreement with One Energy
Exhibit 10.23(2)	Oil and Gas Lease – Wagoner, Oklahoma
Exhibit 10.24(7)	Reserve Report of Forrest A. Garb & Associates, Inc., Independent Petroleum Engineers for the Year Ended December 31, 2013
Exhibit 31.01	Certificate of the Chief Executive Officer and the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
Exhibit 31.02	Certificate of the Chief Executive Officer and the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith
Exhibit 32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith
Exhibit 32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith
101.INS	XBRL Instance Document filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

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

(8) Filed as an exhibit to the Company’s Report on Form 8-K filed with the Commission on June 3, 2014, and incorporated herein by reference.

(9) Filed as an exhibit to the Company’s Report on Form 8-K filed with the Commission on June 20, 2014, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Petron Energy II, Inc.

Dated: August 7, 2014	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer

Petron Energy II, Inc.

Dated: August 7, 2014	By: /s/ Bob Currier
Bob Currier
Chief Financial Officer

