Form 10-Q/A
period 2014-06-30
Petron Energy II, Inc.
filed 2014-08-08
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Petron Energy II, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Securities and Exchange Commission on August 7, 2014 (the “Form 10-Q”), is to make certain changes to the disclosures related to common stock and preferred stock in the financial statements set forth therein.

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
Common Stock, $0.00001 par value, 2,000,000,000 shares authorized,
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

3. CAPITAL STRUCTURE

On May 30, 2014, the Company, by and through its Board of Directors and with written consent of a majority of its shareholders entitle to vote, filed an amendment to the Company’s Articles of Incorporation effectuating an increase in the total number of authorized stock of the Company from 15,010,000,000 to 25,010,000,000 shares consisting of 25,000,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

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

Petron Energy II, Inc.

Dated: August 8, 2014	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer

Petron Energy II, Inc.

Dated: August 8, 2014	By: /s/ Bob Currier
Bob Currier
Chief Financial Officer

