Form 10-Q
period 2014-09-30
Petron Energy II, Inc.
filed 2014-11-07
CIK 1467434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-55278

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

☐ Yes ☑ No

As of October 30, 2014, there were 3,491,768,839 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

1

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PETRON ENERGY II, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$53,957	$105
Accounts Receivable	15,603	24,342
Total Current Assets	69,560	24,447

Pipeline, net of accumulated depreciation of $371,340 and $320,452, respectively	646,660	697,548
Producing Oil & Gas Properties, net of accumulated depletion of $917,795 and $837,759, respectively	2,495,809	1,803,632
Other Depreciable Equipment, net of accumulated depreciation of $233,437 and $125,309, respectively	524,601	609,732
Other Assets	5,487	1,532

TOTAL ASSETS	$3,742,117	$3,136,891

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$—	$57,942
Accounts Payable--Trade	592,674	1,282,779
Accounts Payable--Related Party	—	224,425
Accrued Liabilities	190,610	219,649
Derivative Liability	9,724,552	960,047
Notes Payable--current	2,439,030	1,432,731
Total Current Liabilities	12,946,866	4,177,573

Asset Retirement Obligation	344,790	220,347
Stock Issuance Liability	543,896	946,551

TOTAL LIABILITIES	13,835,552	5,344,471

STOCKHOLDERS' DEFICIT
Preferred Stock, 10,000,000 authorized, 5,911,000 designated as follows:
Series A, $0.001 par value, 1,000 shares designated, issued and outstanding	1	1
Series B, $0.001 par value, 5,910,000 shares designated, 544,440 and 947,498 shares issued and outstanding, respectively	544	947
Common Stock, $0.00001 par value, 5,000,000,000 shares authorized, 914,622,402 and 884,172 issued and outstanding, respectively	9,146	9
Additional Paid-in Capital	30,634,421	21,913,781
Accumulated Deficit	(40,737,547)	(24,122,318)
Total Stockholders' Deficit	(10,093,435)	(2,207,580)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,742,117	$3,136,891

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues

Oil and Gas Sales	$62,402	$76,403	$173,929	$204,037

Costs and Expenses

Cost of Revenue	158,252	133,753	480,188	475,750
Depletion and Depreciation	87,221	108,904	239,016	233,149
Derivative Expense	9,148,620	42,052	13,608,647	283,352
General and Administrative	565,254	138,497	1,996,057	1,120,675
Interest	147,082	122,118	465,250	266,666
Total Expenses	10,106,429	545,324	16,789,158	2,379,592

Loss from Operations Before Income Taxes	(10,044,027)	(468,921)	(16,615,229)	(2,175,555)

Income Taxes	—	—	—	—

Net Loss	$(10,044,027)	$(468,921)	$(16,615,229)	$(2,175,555)

Loss per share--basic and diluted	$(0.03)	$(2.16)	$(0.14)	$(18.00)

Weighted average number of shares--basic and diluted	292,130,121	216,950	119,313,372	120,880

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the year ended December 31, 2013 and the nine months ended September 30, 2014 (unaudited)

	Preferred Stock
	Series A		Series B		Common Stock		Additional
	Number		Number		Number		Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total

Balance December 31, 2012 as originally reported	1,000	$ 1	5,910,000	5,910	11,976,942	$ 1,198	$ 14,649,439	$ (19,821,223)	$ (5,164,675)

Reverse Stock Split					(11,952,988)	(1,198)	1,198	-	-

Balance December 31, 2012 (Restated)	1,000	1	5,910,000	5,910	23,954	-	14,650,637	(19,821,223)	(5,164,675)

Common Stock and Warrants Issued for Services					16,844	-	137,075		137,075
Common Stock Issued in Lawsuit Settlement					5,901	-	138,000		138,000
Common Stock Issued for Loan Fees					6,667	-	160,300		160,300
Common Stock Sales					82,283	1	525,149		525,150
Conversion of Notes Payable					463,216	5	586,771		586,776
Derivative Liability Reclassification						-	731,266		731,266
Conversion of Preferred Stock			(4,962,502)	(4,963)	285,307	3	4,962,499		4,957,539
Imputed Interest on Shareholder Notes							22,084		22,084
Net Loss								(4,301,095)	(4,301,095)

Balance December 31, 2013	1,000	1	947,498	947	884,172	9	21,913,781	(24,122,318)	(2,207,580)

Common Stock Issued for Services					3,462,042	35	252,565		252,600
Common Stock Sales					714,850	7	383,403		383,410
Issuances Related to Equity Purchase Line					600,000	6	119,114		119,120
Conversion of Notes Payable					907,640,141	9,076	2,714,265		2,723,341
Derivative Liability Reclassification							4,844,162		4,844,162
Conversion of Preferred Stock			(403,058)	(403)	1,321,197	13	402,987		402,597
Imputed Interest on Shareholder Notes							4,144		4,144
Net Loss								(16,615,229)	(16,615,229)

Balance September 30, 2014 (unaudited)	1,000	$ 1	544,440	$ 544	914,622,402	$ 9,146	$ 30,634,421	$ (40,737,547)	$ (10,093,435)

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOW
(Unaudited)
	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net Loss	$(16,615,229)	$(2,175,555)
Adjustments to reconcile net loss to
cash used by operating activities:
Depletion and depreciation	239,016	233,149
Accretion of asset retirement obligation	12,442	—
Amortization of debt discount	87,125	155,760
Imputed interest on shareholder loans	4,144	22,891
Derivative expense	13,608,647	283,352
Penalty interest	—	45,249
Common stock issued for services	252,600	95,198
Note payable issued for services	—	25,000
Common stock issued for lawsuit settlement	—	138,000
Change in other assets and liabilities:
Decrease/(Increase) in oil and gas receivables	8,739	(30,583)
(Increase)/Decrease in other assets	(3,955)	3,259
(Decrease)/Increase in accounts payable	(941,962)	243,715
Increase in accrued liabilities	1,830	173,626
Decrease in accrued liabilities	—	(3,900)
	(3,346,603)	(790,839)
INVESTING ACTIVITIES
Investment in oil and gas properties	(565,318)	(267,326)
Proceeds from the sale of equipment	24,500	—
Pipeline investment	—	(121,000)
Accounts payable dedicated for asset purchase	—	619,000
Purchase of other equipment	(55,996)	(610,016)
Cash used in investing activities	(596,814)	(379,342)
FINANCING ACTIVITIES
Bank overdraft	(57,942)	61,737
Proceeds from sales of common stock	383,410	505,150
Proceeds from equity line	119,120	—
Proceeds from notes payable	4,567,024	674,630
Repayment of notes payable	(1,095,530)	—
Increase in deposit to lender	81,187	—
Loan fees	—	(79,825)
Cash from financing activities	3,997,269	1,161,692

Decrease in cash	53,852	(8,489)
Cash at beginning of period	105	17,089

Cash at end of period	$53,957	$8,600

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing and Financing Activities:
Notes payable	$(2,224,133)	$(221,336)
Common stock	1,526,838	107,436
Preferred stock	(403)	(4,521)
Additional paid-in capital	5,221,928	4,996,628
Derivative liability	(4,010,872)	(197,426)
Common stock issuance liability	(402,597)	(4,416,261)
Accrued liabilities	(64,403)	(4,220)
Loan fees	—	(260,300)
Oil and gas properties	231,359	(185,622)
Asset retirement obligation	(231,359)	185,622
Other assets	(46,358)	—
	$—	$—

The accompanying notes are an integral part to these consolidated financial statements.

PETRON ENERGY II, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

The Company is engaged primarily in the acquisition, development, production, exploration for and the sale of oil, gas and gas liquids in the United States. As of September 30, 2014 the Company is operating in the states of Texas and Oklahoma. In addition, the Company operates two gas gathering systems located in Tulsa, Wagoner, Rogers and Mayes counties of Oklahoma. The pipeline consists of approximately 132 miles of steel and poly pipe, a gas processing plant and other ancillary equipment. The Company sells its oil and gas products primarily to a domestic pipeline and two other oil companies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Subsidiary Name	Organization Date
Petron Energy II Pipeline, Inc.	April 1, 2008
Petron Energy II Well Service, Inc.	July 1, 2008

The interim consolidated financial statements as of September 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The consolidated statements of operations reflect the results of operations of the Company for the three month and nine month periods ended September 30, 2014 and 2013. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $16,615,229 for the nine month period ended September 30, 2014 (2013 - $2,175,555) and at September 30, 2014 had an accumulated deficit of $40,737,547 (2013 - $21,996,778). While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does not have sufficient funds to acquire new business assets or maintain its existing operations at this time. Management’s plan is to raise equity and/or debt financing as required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3. CAPITAL STRUCTURE

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

4. SUBSEQUENT EVENTS

On October 3, 2014 the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 2,000,000,000 to 5,000,000,000.

The Company has applied for a reverse stock split of its common shares whereby every one thousand five hundred (1,500) pre-split shares of common stock were exchanged for one (1) post-split share of the Company’s common stock. As of the date of this report, final approval has not been received.

[End Notes to Financial Statements]

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the Three Month Period Ended September 30, 2014 and September 30, 2013

Our net loss for the three month period ended September 30, 2014 was $10,044,027 as compared to a loss for the three month period ended September 30, 2013 of $468,921. The most significant factor contributing to this loss was related to our effort to satisfy our accounts payable through the issuance of convertible debt. The significance of this effort can be seen in the following condensed comparison of the results of operations for the three month periods ended September 30, 2014 and 2013:

	For the three Months Ended
	September 30, 2014	September 30, 2013	Increase or (Decrease)	% Change

Revenue	62,402	76,403	(14,001)	-18%
Cost of Revenue	158,252	133,753	24,499	18%
Depletion and Depreciation	87,221	108,904	(21,683)	-20%
Derivative Expense	9,148,620	42,052	9,106,568	21,655%
General and Administrative Expense	565,254	138,497	426,757	308%
Interest Expense	147,082	122,118	24,964	20%

The decrease in revenue for the quarter is due to lower sales price of approximately 10% plus the timing of a pick-up of the oil from the tanks. There was a pick-up made on October 2, 2014 that would have added approximately $4,200 to the revenue had the pick-up been made in September.

In the third quarter of 2014 work was done to bring the Knox county wells back on line since approval had been received from the Texas Railroad Commission. There were no comparable costs in the third quarter of 2013.

The Company obtained approximately $1,200,000 of convertible debt during the three month period ended September 30, 2014. The cost of the original issue discount is the reason for the increase in the derivative expense as well as the expense recognized upon conversion of debt incurred previous to this quarter. The Company’s plan is to decrease the use of convertible debt in the future which will decrease the derivative expense.

The following table shows the major changes in the components of the General and Administrative expenses for the three month period ended September 30, 2014 as compared to the three month period ended September 30, 2013:

	For the three Months Ended
	September 30, 2014	September 30, 2013	Increase or (Decrease)

Reclassification of attorney fees	-	(139,000)	139,000	Prior legal fees billed to the Company in error. Correct billing is to a related party
Lawsuit accrual	-	(20,000)	20,000	Lawsuit was settled in 2013, therefore, no further accrual needed in 2014
Convertible debt fees	154,000	25,000	129,000	Fees associated with the convertible debt issuances which were much higher in 2014
Capitalize prior leasehold costs	-	(40,000)	40,000	Capitalization of leasehold acquisition costs that were expensed prior to July 2013
Directors' fees	30,000	20,000	10,000	Director fees did not start until August 2013
Investor relations	90,000	-	90,000	Significantly more investor relations activity in 2014
Working interest receivable write-off	7,500	-	7,500	Instead of trying to collect currently, we will collect from future production
All other items	283,754	292,497	(8,743)
Total	565,254	138,497	426,757

The increase in debt of approximately $2,000,000 at September 30, 2014 as compared to September 30, 2013 accounted for approximately $40,000 of increase in interest. In 2013 we were still amortizing some debt costs. This amortization, which was included in interest, was approximately $86,000. Included in interest is 2014 are costs of refinancing of approximately $50,000.

For the Nine Month Period Ended September 30, 2014 and September 30, 2013

Our net loss for the nine month period ended September 30, 2014 was $16,615,229 as compared to a loss for the nine month period ended September 30, 2013 of $2,175,555. As with the period of three months ended September 30,2014 compared to the same period in 2013, the chief contributing factor to the loss is the derivative expense and interest expense. The derivative expense is due to the impact of the convertible debt that was obtained by the Company in order to pay the accounts payable. A condensed summary of operations for the period of nine months ended September 30, 2014 compared to the period of nine months ended September 30, 2013 follows:

	For the nine Months Ended
	September 30, 2014	September 30, 2013	Increase or (Decrease)	% Change

Revenue	173,929	204,037	(30,108)	-15%
Cost of Revenue	480,188	475,750	4,438	1%
Depletion and Depreciation	239,016	233,149	5,867	3%
Derivative Expense	13,608,647	283,352	13,325,295	4,703%
General and Administrative Expense	1,996,057	1,120,675	875,382	78%
Interest Expense	465,250	266,666	198,584	74%

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

We have raised approximately $4,090,000 of convertible debt in the nine month period ended September 30, 2014 as compared to $88,000 of convertible debt raised during the period of nine months ended June 30, 2013. There are beneficial conversion options included in the convertible debt. The value of these beneficial conversion options is the reason for the increase in the derivative expense. The Company’s plan is to decrease the use of convertible debt in the future which will decrease the derivative expense.

The following table shows the major changes in the components of the General and Administrative expenses for the period of nine months ended September 2014 as compared to the period of nine months ended September 2013:

	For the nine Months Ended
	September 30, 2014	September 30, 2013	Increase or (Decrease)

Debt issuance costs--TCA	-	196,500	(196,500)	Fees associated with new debt in 2013 were not repeated in 2014
Reclassification of attorney fees	-	(139,000)	139,000	Prior legal fees billed to the Company in error. Correct billing is to a related party
Lawsuit accrual	-	185,000	(185,000)	Lawsuit was settled in 2013, therefore, no further accrual needed in 2014
Convertible debt fees	549,000	100,000	449,000	Fees associated with the convertible debt issuances which were much higher in 2014
Capitalize prior leasehold costs	-	(40,000)	40,000	Capitalization of leasehold acquisition costs that were expensed prior to July 2013
S-1 fees	13,500	-	13,500	No S-1 was file in 2013
Directors' fees	120,000	20,000	100,000	Director fees did not start until August 2013
Payroll	60,000	-	60,000	CFO was added to payroll in July 2013. The amount represents net increase over CFO costs in professional fees.
Investor relations	435,500	27,000	408,500	Significantly more investor relations activity in 2014
Working interest receivable write-off	48,500	-	48,500	Instead of trying to collect currently, we will collect from future production
All other items	769,557	771,175	(1,618)
Total	1,996,057	1,120,675	875,382

 In addition to the increase in the outstanding debt, costs related to early debt retirements in 2014 have been recorded in interest expense. These two factors are the chief reasons for the increase in the interest expense.

Liquidity and Capital Resources

As of September 30, 2014, we had a working capital deficit of approximately $12,880,000 as compared to a deficit in working capital of approximately $4,153,000 at December 31, 2013. The increase in the working capital deficit is due the combination of an increase in the derivative liability and current notes payable of approximately $9,800,000 which more than offset a decrease in accounts payable and accrued expenses of approximately $1,000,000. We intend to fund ongoing operations by continuing to raise capital from debt and equity sources. Our efforts for the quarter ended September 30, 2014 resulted in capital being raised in the amount of approximately $1,522,000. A significant part of our capital plan is to continue to draw down from the $10,000,000 investment agreement with CPUS Investment Group, LLC dated December 13, 2013 (the “Investment Agreement”) that is in place. Pursuant to the terms of the Investment Agreement, the investor must fund requests made by the Company to purchase stock as long as the ownership limits are met. The purchase price of the stock per the Investment Agreement is 70% of the lowest closing bid price in the 10 days immediately before a funding request. In addition, management plans to continue to raise additional funds through equity and/or debt financing, but there is no certainty that such financing will be available or that it will be available at acceptable terms.

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

Future Financings

We will continue to rely on sales of our common stock and debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

The Company issued its common stock during the quarter ended September 30, 2014 in the following transactions:

•	Sold an aggregate of 120,000 shares of the Company’s restricted common stock to 1 accredited investor in a private transaction for consideration of $30,000.

•	24,998 shares of the Company’s Series B Convertible Preferred Stock were converted into an aggregate of 713,063 shares of the common stock of the Company.

•	Issued 3,167,682 shares of the Company’s restricted common stock to the Company’s directors as compensation for services rendered to the Company.

•	Issued 78,252,380 shares of its common stock to AGS Capital Group, LLC in connection with convertible promissory notes entered into by and between the Company and AGS Capital Group, LLC related to 3(a)(9) transactions.

•	Issued 63,024,428 shares of its common stock to WHC Capital, LLC in connection with convertible promissory notes entered into by and between the Company and WHC Capital, LLC related to 3(a)(9) transactions.

•	Issued 86,642,124 shares of its common stock to Asher Enterprises, Inc. in connection with convertible promissory notes entered into by and between the Company and Asher Enterprises, Inc.

•	Issued 86,760,193 shares of its common stock to LG Capital Funding, LLC in connection with convertible promissory notes entered into by and between the Company and LG Capital Funding, LLC related to 3(a)(9) transactions.

•	Issued 124,736,913 shares of its common stock to Union Capital, LLC in connection with convertible promissory notes entered into by and between the Company and Union Capital, LLC related to 3(a)(9) transactions.

•	Issued 106,062,259 shares of its common stock to Darling Capital, LLC in connection with convertible promissory notes entered into by and between the Company and Darling Capital, LLC related to 3(a)(9) transactions.

•	Issued 14,190,000 shares of its common stock to an Institutional Investor in connection with a debt exchange agreement entered into by and between the Company and the Institutional Investor related to 3(a)(9) transactions.

•	Issued 48,400,000 shares of its common stock to JMJ Financial in connection with a convertible promissory note entered into by and between the Company and JMJ Financial.

•	Issued 112,289,908 shares of its common stock to GEL Properties, LLC in connection with a convertible promissory note entered into by and between the Company and GEL Properties, LLC related to 3(a)(9) transaction.

•	Issued 155,614,596 shares of its common stock to Redwood Management, LLC in connection with convertible promissory notes entered into by and between the Company and Redwood Management, LLC related to 3(a)(9) transactions.
•	Issued 14,060,000 shares of its common stock to investors related to debt assumption agreements by and between the investors and the Company related to 3(a)(9) transactions.

•	Issued 14,000,000 shares of its common stock to Carebourn Capital, LP in connection with a convertible promissory note entered into by and between the Company and Carebourn Capital, LP related to a 3(a)(9) transaction.

2.	Subsequent Issuances:

Subsequent to the quarter ended September 30, 2014, the Company issued shares of common stock in the following transactions:

•	Issued 10,659,898 shares of the Company’s restricted common stock to the Company’s directors as compensation for services rendered to the Company.

•	Issued 510,700,227 shares of its common stock to Redwood Management, LLC in connection with convertible promissory notes entered into by and between the Company and Redwood Management, LLC related to 3(a)(9) transactions.

•	Issued 281,951,552 shares of its common stock to LG Capital Funding, LLC in connection with convertible promissory notes entered into by and between the Company and LG Capital Funding, LLC related to 3(a)(9) transactions.

•	Issued 47,678,087 shares of its common stock to Union Capital, LLC in connection with convertible promissory notes entered into by and between the Company and Union Capital, LLC related to 3(a)(9) transactions.
•	Issued 50,000 shares of its common stock to an investor related to a debt assumption agreement by and between the investor and the Company related to a 3(a)(9) transaction.

•

Issued 151,317,464 shares of its common stock to AGS Capital Group, LLC in connection with convertible promissory notes entered into by and between the Company and AGS Capital Group, LLC related to 3(a)(9) transactions.

•	Issued 173,685,714 shares of its common stock to Asher Enterprises, Inc. in connection with convertible promissory notes entered into by and between the Company and Asher Enterprises, Inc.
•

Issued 326,000,000 shares of its common stock to Carebourn Capital, LP in connection with a convertible promissory note entered into by and between the Company and Carebourn Capital, LP related to a 3(a)(9) transaction.

•

Issued 482,092,938 shares of its common stock to Darling Capital, LLC in connection with convertible promissory notes entered into by and between the Company and Darling Capital, LLC related to 3(a)(9) transactions.

•

Issued 226,310,328 shares of its common stock to GEL Properties, LLC in connection with a convertible promissory note entered into by and between the Company and GEL Properties, LLC related to a 3(a)(9) transaction.

•	Issued 249,500,000 shares of its common stock to JMJ Financial in connection with a convertible promissory note entered into by and between the Company and JMJ Financial.
•

Issued 25,170,000 shares of its common stock to WHC Capital, LLC in connection with convertible promissory notes entered into by and between the Company and WHC Capital, LLC related to 3(a)(9) transactions.

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

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

NONE.

ITEM 5. OTHER INFORMATION

Quarterly Events

NONE

Subsequent Events

NONE

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
Exhibit 3.1(1)	Articles of Incorporation
Exhibit 3.2(2)	Certificate of Amendment to Articles of Incorporation
Exhibit 3.2a(4)	Certificate of Amendment to Articles of Incorporation dated December 5, 2013 increasing authorized common stock to 2,989,999,999 shares
Exhibit 3.2b(5)	Certificate of Amendment to Articles of Incorporation dated February 4, 2014 increasing authorized common stock to 6,000,000,000 shares
Exhibit 3.2c(5)	Certificate of Amendment to Articles of Incorporation dated February 27, 2014 increasing authorized common stock to 15,000,000,000 shares
Exhibit 3.2d(6)	Certificate of Amendment to Articles of Incorporation dated March 27, 2014 changing the par value of the common stock from $0.001 to $0.0001
Exhibit 3.2e(8)	Certificate of Amendment to Articles of Incorporation dated May 30, 2014 increasing authorized common stock to 25,000,000,000 shares
Exhibit 3.2f(9)	Certificate of Amendment to Articles of Incorporation dated June 20, 2014 changing the par value of the common stock from $0.0001 to $0.00001
Exhibit 3.2g	Certificate of Amendment to Articles of Incorporation dated October 3, 2014 changing the authorized common stock to 5,000,000,000 shares filed herewith
Exhibit 3.3(2)	Series A Preferred Stock Designation
Exhibit 3.4(1)	Bylaws
Exhibit 3.5(3)	Series B Preferred Stock Designation
Exhibit 3.6(3)	Plan of Reorganization and Asset Purchase Agreement with One Energy
Exhibit 10.23(2)	Oil and Gas Lease – Wagoner, Oklahoma
Exhibit 10.24(7)	Reserve Report of Forrest A. Garb & Associates, Inc., Independent Petroleum Engineers for the Year Ended December 31, 2013
Exhibit 31.01	Certificate of the Chief Executive Officer and the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
Exhibit 31.02	Certificate of the Chief Executive Officer and the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith
Exhibit 32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith
Exhibit 32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith
101.INS	XBRL Instance Document filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

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

Petron Energy II, Inc.

Dated: November 7, 2014	By: /s/ Floyd L. Smith
Floyd L. Smith
Chief Executive Officer

Petron Energy II, Inc.

Dated: November 7, 2014	By: /s/ Bob Currier
Bob Currier
Chief Financial Officer

